Form 10QSB
period 1996-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1996-05-15
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1996

                Commission file number:  0-18289


            AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Minnesota                   41-1622463
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                         (612) 227-7333
                   (Issuer's telephone number)


                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   [X]    No

         Transitional Small Business Disclosure Format:

                        Yes          No  [X]




         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1996 and December 31, 1995

          Statements for the Periods ended March 31, 1996 and 1995:

             Income

             Cash Flows

             Changes in Partners' Capital

          Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis

PART II.  Other Information

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security  Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                       1996          1995

CURRENT ASSETS:
   Cash and Cash Equivalents                      $ 2,322,666    $ 2,332,974
   Receivables                                         29,486         43,389
                                                   -----------    -----------
        Total Current Assets                        2,352,152      2,376,363
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             5,370,160      5,370,160
   Buildings and Equipment                         11,065,109     11,065,109
   Property Acquisition Costs                          10,853          8,798
   Accumulated Depreciation                        (2,036,252)    (1,932,655)
                                                   -----------    -----------
        Net Investments in Real Estate             14,409,870     14,511,412
                                                   -----------    -----------
       Total Assets                               $16,762,022    $16,887,775
                                                   ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    22,643    $    49,968
   Distributions Payable                              323,837        406,381
   Security Deposit                                    89,877              0
   Unearned Rent                                        5,000          5,000
                                                   -----------    -----------
        Total Current Liabilities                     441,357        461,349
                                                   -----------    -----------

MINORITY INTEREST                                      75,888         76,319

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (31,024)       (29,971)
   Limited Partners, $1,000 Unit value;
    30,000 Units authorized; 22,783 issued;
    22,078 Units outstanding                       16,275,801     16,380,078
                                                   -----------    -----------
      Total Partners' Capital                      16,244,777     16,350,107
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $16,762,022    $16,887,775
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1996          1995

INCOME:
   Rent                                           $   399,188    $   486,662
   Investment Income                                   29,317          1,301
                                                   -----------    -----------
        Total Income                                  428,505        487,963
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             66,869         70,991
   Partnership Administration and Property
      Management - Unrelated Parties                   27,650         21,780
   Interest                                                 0          2,239
   Depreciation                                       103,597        117,190
                                                   -----------    -----------
        Total Expenses                                198,116        212,200
                                                   -----------    -----------

OPERATING INCOME                                      230,389        275,763

MINORITY INTEREST IN OPERATING INCOME                  (2,027)        (2,007)
                                                   -----------    -----------

NET INCOME                                        $   228,362    $   273,756
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $     2,284    $     2,738
   Limited Partners                                   226,078        271,018
                                                   -----------    -----------
                                                  $   228,362    $   273,756
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (22,078 and 22,234 weighted average Units
   outstanding in 1996 and 1995, respectively)    $     10.24    $     12.19
                                                   ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                  $   228,362    $   273,756

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     103,597        117,190
     (Increase) Decrease in Receivables                13,903        (12,354)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (27,325)        (7,493)
     Increase in Security Deposit                      89,877              0
     Increase in Unearned Rent                              0         43,737
     Minority Interest                                   (431)          (431)
                                                   -----------    -----------
        Total Adjustments                             179,621        140,649
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          407,983        414,405
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (2,055)             0
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable       (82,544)        59,272
   Distributions to Partners                         (333,692)      (460,259)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (416,236)      (400,987)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                  (10,308)        13,418

CASH AND CASH EQUIVALENTS,
   beginning of period                              2,332,974        103,469
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS,
   end of period                                  $ 2,322,666    $   116,887
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                   $         0    $     2,239
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                               General      Limited                  Units
                               Partners     Partners     Total    Outstanding


BALANCE, December 31, 1994  $ (27,119)   $16,662,415   $16,635,296   22,233.80

  Distributions                (4,603)      (455,656)     (460,259)

  Net Income                    2,738        271,018       273,756
                             ----------   -----------   ----------- ----------
BALANCE, March 31, 1995     $ (28,984)   $16,477,777   $16,448,793   22,233.80
                             ==========   ===========   =========== ==========


BALANCE, December 31, 1995  $ (29,971)   $16,380,078   $16,350,107   22,077.80

  Distributions                (3,337)      (330,355)     (333,692)

  Net Income                    2,284        226,078       228,362
                             ----------   -----------   ----------- ----------
BALANCE, March 31, 1996     $ (31,024)   $16,275,801   $16,244,777   22,077.80
                             ==========   ===========   =========== ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1996

                           (Unaudited)


(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Real Estate Fund XVIII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVIII, Inc. (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on February 15, 1989 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The Partnership's offering terminated December 4, 1990 when the extended offering period expired. The Partnership received subscriptions for 22,783.05 Limited Partnership Units ($22,783,050).

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $22,783,050, and $1,000, respectively. During the operation of the Partnership, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the Partnership's property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited Partners, 90% of each item of Partnership income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of the Partnership's property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General Partners' capital contributions.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership owns a 4.1022% interest in a Sizzler restaurant in Cincinnati, Ohio, a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio, and a 100% interest in a Sizzler restaurant in Fairfield, Ohio. In January, 1994 and June, 1994, the Partnership closed the restaurants in Cincinnati and Springboro, respectively, and listed them for sale or lease. While the properties are being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties.

     On July 15, 1994, the Partnership re-leased the Sizzler in Fairfield to Fairfield Foods, Inc. (Fairfield) under a Lease Agreement with a primary term of 20 years and annual rental payments based on a percentage of sales. Fairfield was not able to profitably operate the restaurant and closed the restaurant. The Partnership is reviewing the available options, which include selling or re-leasing the property.

     No rents were collected from the Sizzler restaurants in the first three months of 1996 and 1995. The total amount of rent not collected in 1996 and 1995 was $97,516 and $94,675, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

     In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the base rent from the current annual rent of $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.5% of the amount by which gross receipts exceed $275,000. The lessee has agreed to pay all post-petition rents due and the Partnership's related administrative and legal expenses. The Partnership is owed $29,128 of pre-petition rent, which was not accrued for financial reporting purposes due to the uncertainty of collection.

     On June 17, 1994, the Partnership sold a 7.0591% interest in the Applebee's restaurant in Destin, Florida to an unrelated third party. The Partnership owns the Destin property as tenants-in-common with the unrelated third party. The management of the property is governed by a co-tenancy agreement between the Partnership and the unrelated third party, which grants the Partnership the authority to control the management of the property. The Partnership accounts for its interest under the full consolidation method whereby the unrelated third party's interest in the property is reflected in the Partnership's financial statements as a minority interest.

     On   July  6,  1995,  the  Partnership  sold  the  Cheddar's
     restaurant in Columbus, Ohio, to the lessee. The Partnership received net sale proceeds of $1,259,320, which resulted in a net gain of $105,291. At the time of sale, the cost and related accumulated depreciation was $1,306,191 and $152,162, respectively.

     On September 1, 1995, the Partnership sold the Applebee's restaurant in Memphis, Tennessee, to the lessee. The Partnership received net sale proceeds of $1,444,822, which resulted in a net gain of $465,562. At the time of sale, the cost and related accumulated depreciation was $1,126,919 and $147,659, respectively.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first quarter of 1996 and the year 1995, the Partnership distributed $91,473 and $691,021 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.10 and $30.90 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

     On April 10, 1996, the Partnership purchased an 85.0% interest in a Tractor Supply Company store in Bristol,
     Virginia for approximately $1,107,000. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $116,686. The remaining interest in the property was
     purchased   by  the  Individual  General  Partner   of   the
     Partnership.

     In November, 1995, the Partnership entered into an Agreement to purchase approximately a 20% interest in a Champps Americana restaurant in Columbus, Ohio. The purchase price for the entire property will be approximately $2,200,000. The property will be leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $242,000. AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest. The Partnership has incurred net costs of $10,853 related to the acquisition of the properties. The costs have been capitalized and will be allocated to land, building and equipment.

     On May 9, 1996, the Partnership sold the Taco Cabana restaurant in New Braunfels, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $986,000, which resulted in a net gain of approximately $278,000.

     In May, 1996, the Partnership reached a preliminary agreement to sell a Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. The Partnership anticipates receiving net proceeds of approximately $1,420,000, which would result in a net gain of approximately $350,000.

     Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on December 4, 1995. As a result, the Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds from the sales of the Taco Cabana restaurants in additional properties.

(4)  Payable to AEI Fund Management  -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Security Deposit -

     In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied a portion of the funds to satisfy rents and real estate taxes due. As of March 31, 1996, the Partnership was holding $89,877 as a security deposit until the lessee renews the letter of credit.

(6)  Line of Credit -

     In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995, the line of credit was increased to $300,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In the first quarter of 1995, interest expense related to the line of credit was $2,239.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the three months ended March 31, 1996 and 1995, the Partnership recognized rental income of $399,188 and $486,662, respectively. During the same periods, the Partnership earned investment income of $29,317 and $1,301, respectively. In 1996, rental income decreased mainly as a result of the property sales and Rally's situation discussed below. The decrease in rental income was partially offset by rent increases on ten properties and additional investment income earned on the net proceeds from the property sales.

        The Partnership owns a 4.1022% interest in a Sizzler restaurant in Cincinnati, Ohio, a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio, and a 100% interest in a Sizzler restaurant in Fairfield, Ohio. In January, 1994 and June, 1994, the Partnership closed the restaurants in Cincinnati and Springboro, respectively, and listed them for sale or lease. While the properties are being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties.

       On July 15, 1994, the Partnership re-leased the Sizzler in Fairfield to Fairfield Foods, Inc. (Fairfield) under a Lease Agreement with a primary term of 20 years and annual rental payments based on a percentage of sales. Fairfield was not able to profitably operate the restaurant and closed the restaurant. The Partnership is reviewing the available options, which include selling or re-leasing the property.

        No rents were collected from the Sizzler restaurants in the first three months of 1996 and 1995. The total amount of rent not collected in 1996 and 1995 was $97,516 and $94,675, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the base rent from the current annual rent of $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.5% of the amount by which gross receipts exceed $275,000. The lessee has agreed to pay all post-petition rents due and the Partnership's related administrative and legal expenses. The Partnership is owed $29,128 of pre-petition rent, which was not accrued for financial reporting purposes due to the uncertainty of collection.

        In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied a portion of the funds to satisfy rents and real estate taxes due. As of March 31, 1996, the Partnership was holding $89,877 as a security deposit until the lessee renews the letter of credit.

       During the three months ended March 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $66,869 and $70,991, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,650 and $21,780, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1996, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. It is expected that increases in sales volumes of the tenants due to inflation and real sales growth, will result in an increase in rental income over the term of the Leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

Liquidity and Capital Resources

        During the three months ended March 31, 1996, the Partnership's cash balances decreased $10,308 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net income before depreciation decreased by approximately $59,000 in the first three months of 1996, when compared to the same period in 1995, mainly as the result of a decrease in revenues as a result of the property sales discussed below. The decrease was partially offset by timing differences in the collection of payments from the lessees and the payment of expenses.

        On July 6, 1995, the Partnership sold the Cheddar's restaurant in Columbus, Ohio, to the lessee. The Partnership received net sale proceeds of $1,259,320, which resulted in a net gain of $105,291. At the time of sale, the cost and related accumulated depreciation was $1,306,191 and $152,162, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On September 1, 1995, the Partnership sold the Applebee's restaurant in Memphis, Tennessee, to the lessee. The Partnership received net sale proceeds of $1,444,822, which resulted in a net gain of $465,562. At the time of sale, the cost and related accumulated depreciation was $1,126,919 and $147,659, respectively.

        During the first quarter of 1996 and the year 1995, the Partnership distributed $91,473 and $691,021 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.10 and $30.90 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

        On April 10, 1996, the Partnership purchased an 85.0% interest in a Tractor Supply Company store in Bristol, Virginia for approximately $1,107,000. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $116,686. The remaining interest in the property was purchased by the Individual General Partner of the Partnership.

        In November, 1995, the Partnership entered into an Agreement to purchase approximately a 20% interest in a Champps Americana restaurant in Columbus, Ohio. The purchase price for the entire property will be approximately $2,200,000. The property will be leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $242,000. AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest. The Partnership has incurred net costs of $10,853 related to the acquisition of the properties. The costs have been capitalized and will be allocated to land, building and equipment.

        On May 9, 1996, the Partnership sold the Taco Cabana restaurant in New Braunfels, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $986,000, which resulted in a net gain of approximately $278,000.

        In May, 1996, the Partnership reached a preliminary agreement to sell a Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. The Partnership anticipates receiving net proceeds of approximately $1,420,000, which would result in a net gain of approximately $350,000.

        Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on December 4, 1995. As a result, the Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds from the sales of the Taco Cabana restaurants in additional properties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. In the first three months of 1995, the Partnership made distributions at an 8.0% rate which resulted in distributions to the Partners of $460,259. Effective January 1, 1996, the distribution rate was reduced to 6.0% which resulted in distributions of $333,692 to the Partners for the first three months of 1996.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

        During 1995, ten Limited Partners redeemed a total of 156 Partnership Units for $119,235 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of thirty-six Limited Partners redeemed 549 Partnership Units for $483,397. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995, the line of credit was increased to $300,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In the first quarter of 1995, interest expense related to the line of credit was $2,239.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a.  Exhibits - None.
             b. Reports filed on Form 8-K - See previously filed report dated April 10, 1996.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1996          AEI Real Estate Fund XVIII
                              Limited Partnership
                              By:  AEI Fund Management XVIII, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                       Robert P. Johnson
                                       President



                              By:  /s/ Mark E. Larson
                                       Mark E. Larson
                                       Chief Financial Officer