Form 10QSB
period 1996-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1996-08-14
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1996

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1996 and  December 31, 1995

          Statements for the Periods ended June 30, 1996 and 1995:

             Income

             Cash Flows

             Changes in Partners' Capital

          Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis

PART II.  Other Information

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.Submission of Matters to a Vote of Security  Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                      1996           1995

CURRENT ASSETS:
  Cash and Cash Equivalents                       $  2,228,693   $  2,332,974
  Receivables                                           20,598         43,389
                                                    -----------    -----------
        Total Current Assets                         2,249,291      2,376,363
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
   Land                                              5,542,321      5,370,160
   Buildings and Equipment                          11,394,306     11,065,109
   Property Acquisition Costs                            4,417          8,798
   Accumulated Depreciation                         (2,068,002)    (1,932,655)
                                                    -----------    -----------
           Net Investments in Real Estate           14,873,042     14,511,412
                                                    -----------    -----------
               Total  Assets                       $17,122,333    $16,887,775
                                                    ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.            $   103,175    $    49,968
   Distributions Payable                               323,837        406,381
   Security Deposit                                     60,626              0
   Unearned Rent                                         5,000          5,000
                                                    -----------    -----------
        Total Current Liabilities                      492,638        461,349
                                                    -----------    -----------

MINORITY INTEREST                                      264,118         76,319

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                    (29,816)       (29,971)
   Limited Partners, $1,000 Unit value;
    30,000 Units authorized; 22,783 issued;
    22,078 Units outstanding                        16,395,393     16,380,078
                                                    -----------    -----------
      Total Partners' Capital                       16,365,577     16,350,107
                                                    -----------    -----------
         Total Liabilities and Partners' Capital   $17,122,333    $16,887,775
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                            Second Quarter Ended      Six Months Ended
                             6/30/96    6/30/95      6/30/96    6/30/95
INCOME:
   Rent                     $ 415,175   $ 487,371   $ 814,363  $ 974,033
   Investment Income           24,573         194      53,890      1,495
                             ---------   ---------   ---------  ---------
        Total Income          439,748     487,565     868,253    975,528
                             ---------   ---------   ---------  ---------

EXPENSES:
   Partnership Administration-
    Affiliates                 54,374      57,484     121,243    128,475
   Partnership Administration
    and Property Management-
    Unrelated Parties          71,697      22,089      99,347     43,869
   Interest                         0       3,876           0      6,115
   Depreciation               107,802     117,191     211,399    234,381
                             ---------   ---------   ---------  ---------
        Total Expenses        233,873     200,640     431,989    412,840
                             ---------   ---------   ---------  ---------

OPERATING INCOME              205,875     286,925     436,264    562,688

GAIN ON SALE OF REAL ESTATE   254,305           0     254,305          0

MINORITY INTEREST IN
  OPERATING INCOME             (5,687)     (2,006)     (7,714)    (4,013)
                             ---------   ---------   ---------  ---------

NET INCOME                  $ 454,493   $ 284,919   $ 682,855  $ 558,675
                             =========   =========   =========  =========

NET INCOME ALLOCATED:
   General Partners         $   4,545   $   2,848   $   6,829  $   5,586
   Limited Partners           449,948     282,071     676,026    553,089
                             ---------   ---------   ---------  ---------
                            $ 454,493   $ 284,919   $ 682,855  $ 558,675
                             =========   =========   =========  =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (22,078 and 22,234 weighted average
   Units outstanding in 1996 and 1995,
   respectively)            $   20.38   $   12.69   $   30.62  $   24.88
                             =========   =========   =========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                   $   682,855    $   558,675

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     211,399        234,381
     Gain on Sale of Real Estate                     (254,305)             0
     (Increase) Decrease in Receivables                22,791        (12,365)
     Increase in Payable to
        AEI Fund Management, Inc.                      53,207          4,596
     Increase in Security Deposit                      60,626              0
     Minority Interest                                 (3,236)          (862)
                                                   -----------    -----------
        Total Adjustments                              90,482        225,750
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          773,337        784,425
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (1,089,986)             0
   Proceeds from Sale of Real Estate                  962,297              0
                                                   -----------    -----------
        Net Cash Used For
        Investing Activities                         (127,689)             0
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable       (82,544)        59,272
   Distributions to Partners                         (667,385)      (920,519)
   Increase in Line of Credit                               0         26,500
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (749,929)      (834,747)
                                                   -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (104,281)       (50,322)

CASH AND CASH EQUIVALENTS, beginning of period      2,332,974        103,469
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of period          $ 2,228,693    $    53,147
                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                   $         0    $     6,115
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994  $ (27,119)  $16,662,415  $16,635,296    22,233.80

  Distributions                (9,205)     (911,314)    (920,519)

  Net Income                    5,586       553,089      558,675
                             ---------   -----------  -----------  -----------
BALANCE, June 30, 1995      $ (30,738)  $16,304,190  $16,273,452    22,233.80
                             =========   ===========  ===========  ===========


BALANCE, December 31, 1995  $ (29,971)  $16,380,078  $16,350,107    22,077.80

  Distributions                (6,674)     (660,711)    (667,385)

  Net Income                    6,829       676,026      682,855
                             ---------   -----------  -----------  -----------
BALANCE, June 30, 1996      $ (29,816)  $16,395,393   $16,365,577   22,077.80
                             =========   ===========   ==========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.





         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1996

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     In  1995,  the  Partnership elected early  adoption  of  the
     Statement  of  Financial  Accounting  Standards   No.   121,
     "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying
     amount   of   the  property,  the  Statement  requires   the
     Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement is not expected to have a material effect on the Partnership's financial statements.

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

     No rents were collected from the Sizzler restaurants in the first six months of 1996 and 1995. The total amount of rent not collected in 1996 and 1995 was $196,614 and $190,887, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

     During the first six months of 1996 and the year 1995, the Partnership distributed $91,473 and $691,021 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.10 and $30.90 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

     On April 10, 1996, the Partnership purchased an 85.0% interest in a Tractor Supply Company store in Bristol, Virginia for $1,094,367. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $116,686. The remaining interest in the property was purchased by the Individual General Partner of the Partnership.

     In November, 1995, the Partnership entered into an Agreement to purchase approximately a 40% interest in a Champps Americana restaurant in Columbus, Ohio. The purchase price for the entire property will be approximately $2,200,000. The property will be leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $242,000. AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest. The Partnership has incurred net costs of $4,417 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

     On May 10, 1996, the Partnership sold the Taco Cabana restaurant in New Braunfels, Texas to an unrelated third party. The Partnership received net sale proceeds of $962,297, which resulted in a net gain of $254,305. At the time of sale, the cost and related accumulated depreciation of the property was $784,044 and $76,052, respectively.

     Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on December 4, 1995. As a result, the Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds from the sale of the Taco Cabana restaurant in additional properties.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Payable to AEI Fund Management  -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Security Deposit -

     In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied a portion of the funds to satisfy rents and real estate taxes due. As of June 30, 1996, the Partnership was holding $60,626 as a security deposit until the lessee renews the letter of credit.

(6)  Line of Credit -

     In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995, the line of credit was increased to $300,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In the first six months of 1995, interest expense related to the line of credit was $6,115.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1996 and 1995, the Partnership recognized rental income of $814,363 and $974,033, respectively. During the same periods, the Partnership earned investment income of $53,890 and $1,495, respectively. In 1996, rental income decreased mainly as a result of the property sales and Rally's situation discussed below. The decrease in rental income was partially offset by rental income received from the Tractor Supply Company store, rent increases on eleven properties and additional investment income earned on the net proceeds from the property sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        No rents were collected from the Sizzler restaurants in the first six months of 1996 and 1995. The total amount of rent not collected in 1996 and 1995 was $196,614 and $190,887, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

        In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied a portion of the funds to satisfy rents and real estate taxes due. As of June 30, 1996, the Partnership was holding $60,626 as a security deposit until the lessee renews the letter of credit.

        During the six months ended June 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $121,243 and $128,475, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $99,347 and $43,869, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1996, when compared to the same period in 1995, is the result of expenses incurred in 1996 related to the Sizzler situation discussed above.

        As of June 30, 1996, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 1996, the Partnership's cash balances decreased $104,281. Net income before depreciation and gain on sale decreased by approximately $153,000 in the first six months of 1996, when compared to the same period in 1995. This was due to a decrease in revenues as a result of the property sales discussed below and an increase in expenses in 1996. This decrease was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses so that net cash provided by operating activities decreased by only $11,088 from 1995 to 1996.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the six months ended June 30, 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $962,297. During the same period, the Partnership expended $1,089,986 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

       During the first six months of 1996 and the year 1995, the Partnership distributed $91,473 and $691,021 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.10 and $30.90 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

        On April 10, 1996, the Partnership purchased an 85.0% interest in a Tractor Supply Company store in Bristol, Virginia for $1,094,367. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $116,686. The remaining interest in the property was purchased by the Individual General Partner of the Partnership.

        In November, 1995, the Partnership entered into an Agreement to purchase approximately a 40% interest in a Champps Americana restaurant in Columbus, Ohio. The purchase price for the entire property will be approximately $2,200,000. The property will be leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $242,000. AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest. The Partnership has incurred net costs of $4,417 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

        On May 10, 1996, the Partnership sold the Taco Cabana restaurant in New Braunfels, Texas to an unrelated third party. The Partnership received net sale proceeds of $962,297, which resulted in a net gain of $254,305. At the time of sale, the cost and related accumulated depreciation of the property was $784,044 and $76,052, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on December 4, 1995. As a result, the Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds from the sale of the Taco Cabana restaurant in additional properties.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. In the first six months of 1995, the Partnership made distributions at an 8.0% rate which resulted in distributions to the Partners of $920,519. Effective January 1, 1996, the distribution rate was reduced to 6.0% which resulted in distributions of $687,385 to the Partners for the first six months of 1996.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

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

       In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995, the line of credit was increased to $300,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In the first six months of 1995, interest expense related to the line of credit was $6,115.

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



                   PART II - OTHER INFORMATION
                           (Continued)


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits -
                              Description

                10.1   Sale   and   Leaseback
                       Financing   Commitment   Agreement   dated
                       September 21, 1995 and Amendment  to  Sale
                       and    Leaseback   Financing    Commitment
                       Agreement  dated October 18, 1995  between
                       AEI  Fund  Management,  Inc.  and  Tractor
                       Supply  Company,  Inc.  relating  to   the
                       property  at  Old Airport Road  and  I-81,
                       Bristol,    Virginia   (incorporated    by
                       reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 2,
                       1995).

                10.2   Net Lease Agreement dated
                       April  10,  1996 between the  Partnership,
                       Robert   P.  Johnson  and  Tractor  Supply
                       Company  relating to the property  at  Old
                       Airport  Road and I-81, Bristol,  Virginia
                       (incorporated  by  reference  to   Exhibit
                       10.2   of   Form   8-K  filed   with   the
                       Commission on April 17, 1996).

                10.3   Purchase Agreement  dated
                       May  3,  1996 between the Partnership  and
                       the  Givens Family Trust relating  to  the
                       property  at 811 I-H North, New Braunfels,
                       Texas   (incorporated  by   reference   to
                       Exhibit 10.1 of Form 8-K filed with the Commission on May 21, 1996).

                 27    Financial  Data  Schedule
                       for period ended June 30, 1996.

         b.    Reports  filed on Form  8-K  - During the quarter ended
                                              June 30, 1996, the Partnership
                                              filed a Form 8-K, dated April
                                              10, 1996, reporting the
                                              acquisition of the Tractor
                                              Supply  Company  store   in
                                              Bristol, Virginia.

                                              During the quarter  ended
                                              June 30, 1996, the Partnership
                                              filed a Form 8-K, dated May 10,
                                              1996, reporting the disposition
                                              of the Taco Cabana restaurant
                                              in New Braunfels, Texas.



                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 14, 1996       AEI Real Estate Fund XVIII
                              Limited Partnership
                              By:  AEI  Fund Management XVIII, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President
                                     (Principal Executive Officer)



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                     (Principal Accounting Officer)