Form 10KSB/A
period 1995-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1996-08-19
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-KSB/A1

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1995

                Commission file number:  0-18289

             AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
         (Name of Small Business Issuer in its Charter)

      State of Minnesota                41-1622463
(State or other Jurisdiction of     (I.R.S. Employer)
Incorporation or Organization)     Identification No.)

  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1995 were $1,857,775.

As of February 29, 1996, there were 22,031.80 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,031,800.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                        Yes          No   [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Real Estate Fund XVIII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 20, 1988. The registrant is comprised of AEI Fund Management XVIII, Inc. (AFM) as Managing General Partner, Robert
P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $30,000,000 of limited partnership interests (the "Units") (30,000 Units at $1,000 per Unit) pursuant to a registration statement effective December 5, 1988. The Partnership commenced operations on February 15, 1989 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The Partnership's offering terminated December 4, 1990 when the extended offering period expired. The Partnership received subscriptions for 22,783.05 Limited Partnership Units ($22,783,050).

        The Partnership was organized to acquire, initially on a debt-free basis, existing and newly constructed commercial properties located in the United States and Canada, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased twenty-one properties, including partial interests in five properties, totaling $18,868,379. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases.

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties within twelve years after acquisition. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the aggregate purchase price of all Partnership properties.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

        The leases provide the lessee with two to three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Partnership owns a 4.1022% interest in a Sizzler restaurant in Cincinnati, Ohio, a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio, and a 100% interest in a Sizzler restaurant in Fairfield, Ohio. In November, 1993, after reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurants' sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurants while the Partnership reviewed the available options.

        In January, 1994 and June, 1994, the Partnership closed the restaurants in Cincinnati and Springboro, respectively, and listed them for sale or lease. While the properties are being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties.
The   Partnership  agreed  to  indemnify  the  operator   against
operating deficits while it reviewed the available options.

       On July 15, 1994, the Partnership re-leased the Sizzler in Fairfield to Fairfield Foods, Inc. (Fairfield). Fairfield was not able to profitably operate the restaurant and closed the restaurant. The Partnership is reviewing the available options, which include selling or re-leasing the property.

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

        On June 17, 1994, the Partnership sold a 7.0591% interest in the Applebee's restaurant in Destin, Florida to an unrelated third party. The Partnership received net sale proceeds of $111,077 which resulted in a net gain of $36,625. At the time of sale, the cost and related accumulated depreciation of the property interest was $78,976 and $4,524, respectively. The Partnership owns the property as tenants-in-common with an unrelated third party. The management of the property is governed by a co-tenancy agreement between the Partnership and the unrelated third party, which grants the Partnership the authority to control the management of the property.

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


ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)


         In October, 1995, the Partnership entered into an Agreement to purchase an 85% interest in a Tractor Supply Company store in Bristol, Virginia. The purchase price will be approximately $1,100,000. The property will be leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of approximately $117,000. The Individual General Partner of the Partnership is expected to acquire the remaining interest.

        In November, 1995, the Partnership entered into an Agreement to purchase approximately an 20% interest in a Champps Americana restaurant in Columbus, Ohio. The purchase price for the entire property will be approximately $2,200,000. The property will be leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $242,000. AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest.

Major Tenants

        During 1995, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 69% of the Partnership's total rental revenue in 1995. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1996 and future years. In addition, three business concepts, Children's World Learning Centers, Taco Cabana and Cheddar's restaurants, each accounted for more than ten percent of the
Partnership's total rental revenue during 1995. It is anticipated that these business concepts will continue to account for more than ten percent of the Partnership's total rental revenue in 1996 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

Competition

        The Partnership is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will be in competition with other persons and entities to find buyers for its properties.

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives were to acquire existing or newly-developed commercial properties throughout the United States and Canada that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General Partners attempt to diversify the type and location of the Partnership's properties.

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the aggregate purchase price of all Partnership properties.

        The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1995.


                             Total Property
                  Purchase    Acquisition              Annual Lease  Annual Rent
Property            Date         Costs       Lessee      Payment     Per Sq. Ft.

Children's World                         Children's World
Daycare Center                               Learning
  Phoenix, AZ      9/29/89  $   883,486  Centers, Inc.  $  107,343    $ 13.42

Sizzler Restaurant
  Cincinnati, OH
  (4.1022%)        1/30/90  $    66,093      (F1)       $        0    $     0

Pasta Fair Restaurant                    Pasta Fair of
  Belleview, FL    4/11/90  $   932,862  Belleview, Inc.$   60,000    $  9.84

Children's World                         Children's World
Daycare Center                               Learning
  Blue Springs, MO 6/27/90  $   791,271  Centers, Inc.  $   91,406    $ 11.43


ITEM 2.  DESCRIPTION OF PROPERTIES. (Continued)

                    Total      Property
                  Purchase    Acquisition              Annual Lease  Annual Rent
Property            Date         Costs       Lessee      Payment     Per Sq. Ft.

Sizzler Restaurant
  Springboro, OH
  (93.2478%)       8/24/90  $1,310,561        (F1)      $        0    $     0

Children's World                         Children's World
Daycare Center                           Learning Centers,
  Lenexa, KS       9/13/90  $  983,527        Inc.      $  114,004    $ 14.07

Taco Cabana Restaurant                      Texas Taco
  San Antonio, TX 12/29/90  $1,406,426      Cabana L.P. $  184,615    $ 67.43

Cheddar's Restaurant                       Heartland
  Clive, IA        1/22/91  $1,392,248  Restaurant Corp.$  187,479    $ 26.04

Sizzler Restaurant
  Fairfield, OH    3/29/91  $1,608,265        (F1)      $        0    $     0

Children's World                         Children's World
Daycare Center                           Learning Centers,
  Westerville, OH  6/21/91  $  990,261         Inc.     $  113,080    $ 14.17

Taco Cabana Restaurant                     Texas Taco
  San Antonio, TX  7/19/91  $1,151,916     Cabana L.P.  $  154,494    $ 34.52

Taco Cabana Restaurant                      Red Line
  Brownsville, TX   8/9/91  $  799,938    Taco One, Ltd.$  109,393    $ 40.52

Applebee's Restaurant
  Destin, FL       11/1/91  $1,118,780    T.S.S.O., Inc.$  139,296    $ 28.95

Taco Cabana Restaurant                     Texas Taco
  New Braunfels, TX 5/1/92  $  784,045     Cabana L.P.  $  107,730    $ 39.90

Children's World                        Children's World
Daycare Center                          Learning Centers,
  Columbus, OH     8/10/92  $1,019,202        Inc.      $  110,454    $ 12.50

Rally's Restaurant                       Red Line San
  San Antonio, TX  12/7/92  $  303,640 Antonio One, LTD $   15,000    $ 25.51

Rally's Restaurant                       Red Line San
  San Antonio, TX  12/7/92  $  308,997 Antonio One, LTD $   15,000    $ 25.51

Applebee's Restaurant                Southland Restaurant
  Slidell, LA                             Development
  (27%)             5/5/93  $  280,018  Company, L.L.C. $   38,424    $ 31.06



ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                             Total Property
                  Purchase    Acquisition              Annual Lease  Annual Rent
Property            Date         Costs       Lessee      Payment     Per Sq. Ft.

HomeTown Buffet Restaurant
  Tucson, AZ                                  JB's
  (24%)            6/16/93  $  303,733 Restaurants, Inc.$   37,575    $ 16.29


(F1)The property is vacant and listed for sale or lease.


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund 86-A Limited Partnership owns the remaining interest in the Sizzler restaurant in Springboro, Ohio. AEI Real Estate Funds XVI and XVII Limited Partnerships own the remaining interest in the Sizzler restaurant in Cincinnati, Ohio. AEI Real Estate Fund XVI Limited Partnership owns the remaining interest in the Applebee's restaurant in Slidell, Louisiana. AEI Net
Lease Income & Growth Fund XIX Limited Partnership and AEI Institutional Net Lease Fund '93 own the remaining interest in the HomeTown Buffet restaurant in Tucson, Arizona. The remaining properties are owned 100% by the Partnership except for the Destin property which is owned with a third party and is reported using the full consolidation method.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are for 20 years except for the Taco Cabana restaurants located in San Antonio and New Braunfels, Texas, the Rally's restaurants, and the Children's World daycare centers, which have Lease terms of 15 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except for the Slidell Applebee's and the Rally's restaurants which have renewal options that may extend the Lease term an additional 15 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.


        All properties were 100 percent occupied by a single tenant since the date of purchase, with the exception of the three Sizzler properties, which were 100 percent occupied until January, 1994 for the Cincinnati location, June, 1994 for the Springboro location and December, 1994 for the Fairfield location, and have been vacant since those dates.


ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1995, there were 1,629 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

        During 1995, ten Limited Partners redeemed a total of 156 Partnership Units for $119,235 in accordance with the Partnership Agreement. In prior years, a total of thirty-six Limited Partners redeemed 549 Partnership Units for $483,397 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $19,212 and $17,537 were made to the General Partners and $1,782,761 and $1,685,753 were made to the Limited Partners in 1995 and 1994, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed proceeds from the property sales of $684,111 and $109,966 in 1995 and 1994, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the years ended December 31, 1995 and 1994, the Partnership recognized rental income of $1,802,007 and $1,948,132, respectively. During the same periods, the Partnership earned investment income of $55,768 and $4,760, respectively. In 1995, rental income decreased mainly as a result of the property sales and Rally's situation discussed below. The decrease in rental income was partially offset by rent increases on nine properties and additional investment income earned on the net proceeds from the property sales.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Partnership owns a 4.1022% interest in a Sizzler restaurant in Cincinnati, Ohio, a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio, and a 100% interest in a Sizzler restaurant in Fairfield, Ohio. In November, 1992, after reviewing the operating results of the lessee, the Partnership agreed to amend the Lease Agreements of the Sizzler restaurants. As of November, 1993, the lessee was in default under the amended Lease Agreements. After reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurants' sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurants while the Partnership reviewed the available options.

        In January, 1994 and June, 1994, the Partnership closed the restaurants in Cincinnati and Springboro, respectively, and listed them for sale or lease. While the properties are being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties.
The   Partnership  agreed  to  indemnify  the  operator   against
operating deficits while it reviewed the available options.  As a
result   of   the  indemnification,  the  Partnership  recognized
additional Partnership administration and property management expenses of $69,584 in 1994.

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

        No rents were collected from the Sizzler restaurants in 1995 and 1994. The total amount of rent not collected in 1995 and 1994 was $384,991 and $373,778, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

       In November, 1991, the Partnership received a deposit from the tenant of the Applebee's restaurant in Destin, Florida as security for future rent payments. The funds were refunded, with interest, to the tenant in September, 1995, because of the financial stability of the lessee and the positive operating performance of the restaurant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 1995 and 1994, the Partnership paid Partnership administration expenses to affiliated parties of $251,309 and $258,739, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $81,777 and $151,136, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1995, when compared to 1994, is the result of expenses incurred in 1994 related to the Sizzler situation discussed above.

       As of December 31, 1995, the Partnership's annualized cash distribution rate was 8.18%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During 1995, the Partnership's cash balances increased $2,229,505 due to the sale of two of the Partnership's properties. Net cash provided by operating activities decreased from $1,548,082 in 1994 to $1,436,463 in 1995. Net cash income before depreciation was approximately the same in both years. The decrease in net cash provided by operating activities was due to net timing differences in the collection of payments from the lessees and the payment of expenses by the Partnership.

         In 1995 and 1994, net cash provided by investing activities was $2,695,344 and $111,077, respectively, which primarily represents the net cash proceeds from the sale of property.

        On June 17, 1994, the Partnership sold a 7.0591% interest in the Applebee's restaurant in Destin, Florida to an unrelated third party. The Partnership received net sale proceeds of $111,077 which resulted in a net gain of $36,625. At the time of sale, the cost and related accumulated depreciation of the property interest was $78,976 and $4,524, respectively. The Partnership owns the property as tenants-in-common with an unrelated third party. The management of the property is governed by a co-tenancy agreement between the Partnership and the unrelated third party, which grants the Partnership the authority to control the management of the property. The Partnership accounts for its interest under the full consolidation method whereby the unrelated third party's interest in the property is reflected in the Partnership's financial statements as a minority interest.

        On July 6, 1995, the Partnership sold the Cheddar's restaurant in Columbus, Ohio, to the lessee. The Partnership received net sale proceeds of $1,259,320, which resulted in a net gain of $105,291. At the time of sale, the cost and related accumulated depreciation was $1,306,191 and $152,162, respectively.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On September 1, 1995, the Partnership sold the Applebee's restaurant in Memphis, Tennessee, to the lessee. The Partnership received net sale proceeds of $1,444,822, which resulted in a net gain of $465,562. At the time of sale, the cost and related accumulated depreciation was $1,126,919 and $147,659, respectively.

       During 1995 and 1994, the Partnership distributed $691,021 and $111,077 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $30.90 and $4.95 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

         In October, 1995, the Partnership entered into an Agreement to purchase an 85% interest in a Tractor Supply Company store in Bristol, Virginia. The purchase price will be approximately $1,100,000. The property will be leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of approximately $117,000. The Individual General Partner of the Partnership is expected to acquire the remaining interest.

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

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. This is one of the reasons why distributions to Partners were higher in 1995 when compared to 1994.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In January, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995, the line of credit was increased to $300,000. The line of credit bears interest at the prime rate (8.5% on December 31, 1995 and 1994) plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. As of December 31, 1995 and 1994, no amount was due on the line of credit. In 1995 and 1994, interest expense related to the line of credit was $6,115 and $1,535, respectively.

      The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.  FINANCIAL STATEMENTS.

         See accompanying index to financial statements.



         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Independent Auditor's Report

Balance Sheet as of December 31, 1995 and 1994

Statements for the Years Ended December 31, 1995 and 1994:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                  INDEPENDENT AUDITOR'S REPORT





To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1995 and 1994 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis,  Minnesota           /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 6, 1996                      Certified Public Accountants

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                      1995           1994
CURRENT ASSETS:
  Cash and Cash Equivalents                       $  2,332,974   $    103,469
  Receivables                                           43,389         20,227
                                                   -----------    -----------
      Total Current Assets                           2,376,363        123,696
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               5,370,160      6,326,335
  Buildings and Equipment                           11,065,109     12,542,044
  Property Acquisition Costs                             8,798              0
  Accumulated Depreciation                          (1,932,655)    (1,786,828)
                                                   -----------    -----------
       Net Investments in Real Estate               14,511,412     17,081,551
                                                   -----------    -----------
           Total  Assets                          $ 16,887,775   $ 17,205,247
                                                   ===========    ===========



                LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $     49,968   $     49,433
  Distributions Payable                                406,381        387,475
  Security Deposit                                           0         50,000
  Unearned Rent                                          5,000          5,000
                                                   -----------    -----------
      Total Current Liabilities                        461,349        491,908
                                                   -----------    -----------

MINORITY INTEREST                                       76,319         78,043

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (29,971)       (27,119)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   22,078 and 22,234 outstanding in 1995 and
   1994, respectively                               16,380,078     16,662,415
                                                   -----------    -----------
     Total Partners' Capital                        16,350,107     16,635,296
                                                   -----------    -----------
       Total Liabilities and Partners' Capital    $ 16,887,775   $ 17,205,247
                                                   ===========    ===========

 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                      1995           1994

INCOME:
  Rent                                            $ 1,802,007    $ 1,948,132
  Investment Income                                    55,768          4,760
                                                   -----------    -----------
      Total Income                                  1,857,775      1,952,892
                                                   -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates             251,309        258,739
  Partnership Administration and Property
     Management - Unrelated Parties                    81,777        151,136
  Interest                                              6,115          1,535
  Depreciation                                        445,648        468,760
                                                   -----------    -----------
      Total Expenses                                  784,849        880,170
                                                   -----------    -----------

OPERATING INCOME                                    1,072,926      1,072,722

GAIN ON SALE OF REAL ESTATE                           570,853         36,625

MINORITY INTEREST IN OPERATING INCOME                  (7,760)        (4,225)
                                                   -----------    -----------

NET  INCOME                                       $ 1,636,019    $ 1,105,122
                                                   ===========    ===========

NET INCOME ALLOCATED:
  General Partners                                $    16,360    $    11,051
  Limited Partners                                  1,619,659      1,094,071
                                                   -----------    -----------
                                                  $ 1,636,019    $ 1,105,122
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(22,194 and 22,279 weighted average Units
 outstanding in 1995 and 1994, respectively)      $     72.98    $     49.11
                                                   ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 3l

                                                      1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  Income                                     $ 1,636,019    $ 1,105,122

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     445,648        468,760
     Gain on Sale of Real Estate                     (570,853)       (36,625)
     Increase in Receivables                          (23,162)       (19,980)
     Increase in Payable to
        AEI Fund Management, Inc.                         535         31,738
     Decrease in Security Deposit                     (50,000)             0
     Minority Interest                                 (1,724)          (933)
                                                   -----------    -----------
       Total Adjustments                             (199,556)       442,960
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                     1,436,463      1,548,082
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                           (8,798)             0
  Proceeds from Sale of Real Estate                 2,704,142        111,077
                                                   -----------    -----------
       Net Cash Provided By
           Investing Activities                     2,695,344        111,077
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                    18,906         18,554
  Distributions to Partners                        (1,800,768)    (1,702,780)
  Redemption Payments                                (120,440)       (50,977)
                                                   -----------    -----------
       Net Cash Used For
           Financing Activities                    (1,902,302)    (1,735,203)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              2,229,505        (76,044)

CASH AND CASH EQUIVALENTS,
   beginning of period                                103,469        179,513
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS,
    end  of period                                $ 2,332,974    $   103,469
                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                   $     6,115    $     1,535
                                                   ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 3l


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners      Total    Outstanding


BALANCE, December 31, 1993  $ (20,633)  $17,304,564  $17,283,931    22,294.80

  Distributions               (17,027)   (1,685,753)  (1,702,780)

  Redemption Payments            (510)      (50,467)     (50,977)      (61.00)

  Net Income                   11,051     1,094,071    1,105,122
                             ---------   -----------  -----------  -----------
BALANCE, December 31, 1994    (27,119)   16,662,415   16,635,296    22,233.80

  Distributions               (18,007)   (1,782,761)  (1,800,768)

  Redemption Payments          (1,205)     (119,235)    (120,440)     (156.00)

  Net Income                   16,360     1,619,659    1,636,019
                             ---------   -----------  -----------  -----------
BALANCE, December 31, 1995  $ (29,971)  $16,380,078  $16,350,107    22,077.80
                             =========   ===========  ===========  ===========



 The accompanying notes to financial statements are an integral part of this statement.



         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994


(1)  Organization -

     AEI Real Estate Fund XVIII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVIII, Inc. (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

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

     Any Net Proceeds of Sale as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and l% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.



         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(1)  Organization - (Continued)

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

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(2)  Summary of Significant Accounting Policies - (Continued)


       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.


     Cash and Cash Equivalents

       Cash and cash equivalents include all cash and highly liquid investment securities with maturities at acquisition of three months or less. Such investment securities are carried at cost plus accrued interest which approximates fair market value.

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Partnership qualification or in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

     Real Estate

       The Partnership's real estate is leased under long-term triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(2)  Summary of Significant Accounting Policies - (Continued)


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

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years, respectively.

       For properties owned as tenants-in-common with third parties, other than affiliated partnerships, the Partnership accounts for its interest under the full consolidation method whereby the unrelated third parties' interests in the properties are reflected in the
       Partnership's   financial   statements   as   a   minority
       interest.

(3)  Related Party Transactions -

     On January 30, 1990, the Partnership acquired a 4.1022% interest in the Sizzler restaurant in Cincinnati, Ohio. On June 7, 1990, the Partnership acquired an 80% interest in the Cheddar's restaurant in Columbus, Ohio. On August 24, 1990, the Partnership acquired a 93.2478% interest in the Sizzler restaurant in Springboro, Ohio. On May 5, 1993, the Partnership acquired a 27% interest in the Applebee's restaurant in Slidell, Louisiana. On June 16, 1993, the Partnership acquired a 24% interest in the HomeTown Buffet restaurant in Tucson, Arizona. The remaining interests in these properties are owned by affiliates of the Partnership. AEI Real Estate Funds XVI and XVII Limited Partnerships own the remaining interest in the Sizzler restaurant in Cincinnati, Ohio. AEI Real Estate Fund 86-A Limited
     Partnership owns the remaining interests in the Cheddar's restaurant and the Sizzler restaurant in Springboro, Ohio. AEI Real Estate Fund XVI Limited Partnership owns the remaining interest in the Applebee's restaurant in Slidell, Louisiana. AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Institutional Net Lease Fund '93 own the remaining interest in the HomeTown Buffet restaurant in Tucson, Arizona.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(3)  Related Party Transactions - (Continued)

     Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

     AFM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                             Total Incurred by the Partnership
                                              for the Years Ended December 31

                                                          1995          1994
a.  AEI and AFM are reimbursed for all costs
    incurred in connection with managing the
    Partnership's operations, maintaining the
    Partnership's books and communicating
    the results of operations to the Limited
    Partners.                                          $ 251,309    $ 258,739
                                                        ========     ========
b.  AEI and AFM are reimbursed for all direct
    expenses they have paid on the Partnership's
    behalf to third parties.  These expenses included
    printing costs, legal and filing fees, direct
    administrative costs, outside audit and
    accounting costs, taxes, insurance and
    other property costs.                              $  81,777    $ 152,671
                                                        ========     ========

c.  AEI is reimbursed for all property acquisition
    costs incurred by it in acquiring properties on
    behalf of the Partnership.  The amounts are net
    of financing and commitment fees and expense
    reimbursements received by the Partnership from
    the lessees in the amount of $8,000 for 1995.      $   8,798   $       0
                                                        ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana restaurants in San Antonio and New Braunfels, Texas, the Rally's restaurants, and the Children's World daycare centers, which have Lease terms of 15 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except for the Slidell Applebee's and the Rally's restaurants which have renewal options that may extend the Lease term an additional 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The Taco Cabana restaurant purchased on July 19, 1991 was originally constructed in 1984 and was renovated in 1991. The Children's World daycare center in Phoenix was constructed in 1988 and the HomeTown Buffet restaurant in Tucson was constructed in 1993. All other properties were constructed in 1989, 1990, 1991 or 1992. The Partnership acquired the Phoenix Children's World daycare center in 1989. The Partnership acquired its interest in the Slidell Applebee's restaurant and the Tucson HomeTown Buffet restaurant in 1993. All other properties were acquired in 1990, 1991 and 1992. There have been no costs capitalized as improvements subsequent to the acquisitions.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate - (Continued)

     For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at December 31, 1995 are as follows:

                                            Buildings and           Accumulated
Property                            Land      Equipment      Total  Depreciation

Children's World, Phoenix, AZ  $ 259,467  $   624,019  $   883,486  $  150,954
Sizzler, Cincinnati, OH           15,677       50,416       66,093      12,381
Pasta Fair Restaurant,
   Belleview, FL                 251,593      681,269      932,862     129,630
Children's World,
   Blue Springs, MO              162,290      628,981      791,271     129,559
Sizzler, Springboro, OH          355,686      954,875    1,310,561     205,543
Children's World, Lenexa, KS     185,788      797,739      983,527     156,256
Taco Cabana, San Antonio, TX     871,844      534,582    1,406,426      99,577
Cheddar's, Clive, IA             379,249    1,012,999    1,392,248     193,902
Sizzler, Fairfield, OH           532,496    1,075,769    1,608,265     204,198
Children's World,
   Westerville, OH               157,848      832,413      990,261     138,438
Taco Cabana, San Antonio, TX     651,063      500,853    1,151,916      73,737
Taco Cabana, Brownsville, TX     361,652      438,286      799,938      64,525
Applebee's, Destin, FL           518,778      600,002    1,118,780      97,207
Taco Cabana, New Braunfels, TX   240,859      543,186      784,045      68,996
Children's World,
   Columbus, OH                  157,569      861,633    1,019,202     106,611
Rally's, San Antonio, TX               0      303,640      303,640      36,647
Rally's, San Antonio, TX               0      308,997      308,997      37,037
Applebee's, Slidell, LA          104,613      175,405      280,018      15,592
HomeTown Buffet,
   Tucson, AZ                    163,688      140,045      303,733      11,865
                              -----------  -----------  -----------  ----------
                             $ 5,370,160  $11,065,109  $16,435,269  $1,932,655
                              ===========  ===========  ===========  ==========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate - (Continued)

     The Partnership owns a 4.1022% interest in a Sizzler restaurant in Cincinnati, Ohio, a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio, and a 100% interest in a Sizzler restaurant in Fairfield, Ohio. In November, 1992, after reviewing the operating results of the lessee, the Partnership agreed to amend the Lease Agreements of the Sizzler restaurants. As of November, 1993, the lessee was in default under the amended Lease Agreements. After reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurants' sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurants while the Partnership reviewed the available options.

     In January, 1994 and June, 1994, the Partnership closed the restaurants in Cincinnati and Springboro, respectively, and listed them for sale or lease. While the properties are being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties. The Partnership agreed to indemnify the operator against operating deficits while it reviewed the available options. As a result of the indemnification, the Partnership recognized additional Partnership administration and property management expenses of $69,584 in 1994.

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

     No rents were collected from the Sizzler restaurants in 1995 and 1994. The total amount of rent not collected in 1995 and 1994 was $384,991 and $373,778, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

     On June 17, 1994, the Partnership sold a 7.0591% interest in the Applebee's restaurant in Destin, Florida to an unrelated third party. The Partnership received net sale proceeds of $111,077 which resulted in a net gain of $36,625. At the time of sale, the cost and related accumulated depreciation of the property interest was $78,976 and $4,524, respectively.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate - (Continued)

     The Partnership owns the Destin property as tenants-in-common with an unrelated third party. The management of the property is governed by a co-tenancy agreement between the Partnership and the unrelated third party, which grants the Partnership the authority to control the management of the property.

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

     During 1995 and 1994, the Partnership distributed $691,021 and $111,077 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $30.90 and $4.95 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds will be reinvested in additional properties.

     In October, 1995, the Partnership entered into an Agreement to purchase an 85% interest in a Tractor Supply Company store in Bristol, Virginia. The purchase price will be approximately $1,100,000. The property will be leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of approximately $117,000. The Individual General Partner of the Partnership is expected to acquire the remaining interest.

     In November, 1995, the Partnership entered into an Agreement to purchase approximately a 20% interest in a Champps Americana restaurant in Columbus, Ohio. The purchase price for the entire property will be approximately $2,200,000. The property will be leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $242,000. AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest. The Partnership has incurred net costs of $8,798 related to the acquisition of the properties. The costs have been capitalized and will be allocated to land, building and equipment.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate - (Continued)

     The Partnership's share of the minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1995 are as follows:

                       1996         $  1,586,910
                       1997            1,606,062
                       1998            1,624,244
                       1999            1,644,926
                       2000            1,666,287
                       Thereafter     13,946,919
                                     -----------
                                    $ 22,075,348
                                     ===========

     The Partnership recognized contingent rents of $10,372 and $28,906 in 1995 and 1994, respectively.

(5)  Security Deposit -

     In November, 1991, the Partnership received a deposit from the tenant of the Applebee's restaurant in Destin, Florida as security for future rent payments. The funds were refunded, with interest, to the tenant in September, 1995, because of the financial stability of the lessee and the positive operating performance of the restaurant.

(6)  Line of Credit-

     In January, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995, the line of credit was increased to $300,000. The line of credit bears interest at the prime rate (8.5% on December 31, 1995 and 1994) plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. As of December 31, 1995 and 1994, no amount was due on the line of credit. In 1995 and 1994, interest expense related to the line of credit was $6,115 and $1,535, respectively.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(7)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

     Tenants who individually generate
     10% or more of total rent revenue:

                                                    1995             1994
         Tenants                 Industry

     Children's World
      Learning Centers, Inc.    Child Care        $   529,191    $   517,767
     Heartland Restaurant Corp. Restaurant            269,763        340,280
     Texas Taco Cabana L.P.     Restaurant            444,049        432,467
     Red Line Taco One &
        Affiliates              Restaurant                N/A        198,379
                                                   -----------    -----------

     Aggregate rent revenue of major tenants      $ 1,243,003    $ 1,488,893
                                                   ===========    ===========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    69%            76%
                                                   ===========    ===========

(8)  Partners' Capital -

     Cash distributions of $19,212 and $17,537 were made to the General Partners and $1,782,761 and $1,685,753 were made to the Limited Partners for the years ended December 31, 1995 and 1994, respectively. The Limited Partners' distributions represent $80.33 and $75.67 per Limited Partnership Unit outstanding using 22,194 and 22,279 weighted average Units in 1995 and 1994, respectively. The distributions represent $67.58 and $46.84 and per Unit of Net Income, and $12.75 and $28.83 per Unit of return of contributed capital in 1995 and 1994, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed proceeds from the property sales of $684,111 and $109,966 in 1995 and 1994, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1995 and 1994 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(8)  Partners' Capital - (Continued)

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

     During 1995, ten Limited Partners redeemed a total of 156 Partnership Units for $119,235 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1994, six Limited Partners redeemed a total of 61 Partnership Units for $50,467. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $995.98 per original $1,000 invested.

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                   1995            1994

     Net Income For Financial
       Reporting  Purposes                     $ 1,636,019     $ 1,105,122

     Depreciation for Tax Purposes
      Under Depreciation For Financial
      Reporting Purposes                            46,707          33,054

     Amortization of Start-Up and
       Organization Costs                          (72,344)        (84,197)

     Property Expenses for Tax Purposes
      Over Expenses for Financial
      Reporting Purposes                                 0         (69,073)

     Gain on Sale of Real Estate for
        Tax Purposes Over (Under) Gain for
        Financial Reporting Purposes               (25,318)          1,182
                                                -----------     -----------
            Taxable  Income to Partners        $ 1,585,064     $   986,088
                                                ===========     ===========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(9)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                   1995            1994

     Partners' Capital For
       Financial  Reporting Purposes           $16,350,107     $16,635,296

     Depreciation For Tax Purposes Over
      Depreciation For Financial
      Reporting Purposes                           (15,198)        (61,905)

     Capitalized Start-Up Costs
      Under Section 195                            419,267         419,267

     Amortization of Start-Up and
      Organization Costs                          (381,473)       (309,129)

     Income Accrued For Tax Purposes Over
      Income For Financial
      Reporting Purposes                             5,000           5,000

     Gain on Sale of Real Estate for
        Tax Purposes Over (Under) Gain for
        Financial Reporting Purposes               (24,136)          1,182

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes           3,342,442       3,342,442
                                                -----------     -----------
           Partners' Capital For
               Tax  Reporting Purposes         $19,696,009     $20,032,153
                                                ===========     ===========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31, 1995:

                                                           1995
                                                  Carrying       Fair
                                                   Amount        Value

     Cash                                       $     2,940   $     2,940
     Money Market Funds                           1,339,592     1,339,592
     U.S. Treasury Security (held to maturity)      990,442       990,442
                                                 -----------   -----------
            Total Cash and Cash Equivalents     $ 2,332,974   $ 2,332,974
                                                 ===========   ===========

     The amortized cost basis of the U.S. Treasury security, is not materially different from its carrying amount or fair value.


(11) Contingencies -

     The Partnership is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, such legal proceedings and claims are immaterial and are not likely to have a material adverse impact on the Partnership's financial statements.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and AFM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 51, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1988, and has been elected to continue in these positions until September, 1996. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 43, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these position until September, 1995. Mr. Larson has been executive Vice President and Treasurer since the formation of AFM in September, 1988 and Chief Financial Officer since January, 1990. In January, 1993 Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until September, 1996. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        AFM, the Managing General Partner of the registrant, and Robert P. Johnson, its Individual General Partner, contributed $1,000 in total for their interest in the registrant. See Item 1 for a discussion of their share of the registrant's profits and losses. During 1990, AFM purchased twenty Limited Partnership Units (less than 1% of the Units outstanding) from certain Limited Partners. As of December 31, 1995, Mr. Johnson owned twenty-six Limited Partnership Units (less than 1% of the Units outstanding).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1995.

Person or Entity                                Amount Incurred From Inception
   Receiving               Form and Method          (September 20, 1988) to
 Compensation              of Compensation             December 31, 1995

AEI Incorporated       Selling Commissions equal to        $ 2,278,305
                       7% of proceeds plus a 3%
                       nonaccountable expense allowance,
                       most of which was reallowed to
                       Participating Dealers.

General Partners and   Reimbursement at Cost for other     $ 1,064,137
Affiliates             Organization and Offering Costs.

General Partners and   Reimbursement at Cost for all       $   506,009
Affiliates             Acquisition Expenses

General  Partners      1%  of Net Cash Flow in any         $   103,978
                       fiscal year until the Limited
                       Partners have received annual, non-
                       cumulative distributions of Net Cash
                       Flow  equal to 10% of their Adjusted
                       Capital Contributions and 10% of any
                       remaining Net Cash Flow in such
                       fiscal year.

General Partners and   Reimbursement at Cost for all        $ 1,746,977
Affiliates             Administrative Expenses attributable
                       to the Fund, including all expenses
                       related to management and disposition
                       of the Fund's properties and all other
                       transfer agency, reporting, partner
                       relations and other administrative functions.


ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

Person or Entity                                Amount Incurred From Inception
   Receiving               Form and Method          (September 20, 1988) to
 Compensation              of Compensation              December 31, 1995

General Partners       15% of distributions of            $     8,021
                       Proceeds of Sale other than
                       distributions necessary to restore
                       Adjusted Capital Contributions and
                       provide a 6% cumulative return to
                       Limited Partners. The General Partners
                       will receive only 1% of distributions
                       of Net Proceeds of Sale until Limited
                       Partners have received an amount equal to
                       (a) their Adjusted Capital Contributions, plus (b) an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded,less (c) all previous cash distributions to the Limited
                       Partners.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1995, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


                             PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

             A.   Exhibits -
                                      Description

                 3.1   Certificate  of  Limited
                       Partnership (incorporated by reference  to
                       Exhibit    3.1    of   the    registrant's
                       Registration Statement on Form S-11 filed with the Commission on September 26, 1988 [File No. 33-24419]).

                 3.2   Limited   Partnership
                       Agreement  (incorporated by  reference  to
                       Exhibit    3.2    of   the    registrant's
                       Registration Statement on Form S-11 filed with the Commission on September 26, 1988 [File No. 33-24419]).

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

                  (3)  Exhibits - (Continued)

                                  Description

                 10.1  Net Lease Agreement dated
                       September    28,    1989    between    the
                       Partnership and Children's World  Learning
                       Centers, Inc. relating to the property  at
                       4120   E.  Ranch  Circle  Drive,  Phoenix,
                       Arizona  (incorporated  by  reference   to
                       Exhibit  10.2 of Post-Effective  Amendment
                       No.  1  to  the  registrant's Registration
                       Statement on Form S-11 filed with the Commission on April 14, 1990 [File No. 33-24419]).

                 10.2  Net Lease Agreement dated
                       January 30, 1990 between the Partnership and Triple S. Restaurants, Inc. relating to the property at 2711 Water Park Drive, Mason, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-K filed with the Commission on July 27, 1992).

                 10.3  Net Lease Agreement dated
                       June 26, 1990 between the Partnership  and
                       Children's  World Learning  Centers,  Inc.
                       relating  to  the property at  2100  North
                       Highway    7,   Blue   Springs,   Missouri
                       (incorporated  by  reference  to   Exhibit
                       10.6   of   Form  10-K  filed   with   the
                       Commission on July 27, 1992).

                 10.4  Net Lease Agreement dated
                       August  24,  1990, between the Partnership
                       and  Triple S. Restaurants, Inc.  relating
                       to  the property at 950 W. Central Avenue,
                       Springboro,    Ohio    (incorporated    by
                       reference to Exhibit 10.7 of Form 10-K filed with the Commission on July 27,
                       1992).

                 10.5  Net Lease Agreement dated
                       September    13,    1990    between    the
                       Partnership and Children's World  Learning
                       Centers, Inc. relating to the property  at
                       8555   Monrovia  Street,  Lenexa,   Kansas
                       (incorporated  by  reference  to   Exhibit
                       10.8   of   Form  10-K  filed   with   the
                       Commission on July 27, 1992).

                 10.6  Net Lease Agreement dated
                       December 29, 1990 between the Partnership and Taco Cabana, Inc. relating to the property at 7339 San Pedro Avenue, San Antonio, Texas (incorporated by reference to Exhibit 10.9 of Form 10-K filed with the Commission on July 27, 1992).

                 10.7  Net Lease Agreement dated
                       January  22,  1991 between the Partnership
                       and   Heartland   Restaurant   Corporation
                       relating  to  the property  at  1301  N.W.
                       114th Street, Clive, Iowa (incorporated by reference to Exhibit 10.10 of Form 10-K filed with the Commission on July 27,
                       1992).

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

                  (3)  Exhibits - (Continued)

                                   Description

                 10.8  Net Lease Agreement dated
                       March  29,  1991  between the  Partnership
                       and  Triple S. Restaurants, Inc.  relating
                       to  the  property at 6435  Dixie  Highway,
                       Fairfield,    Ohio    (incorporated     by
                       reference to Exhibit 10.11 of Form 10-K filed with the Commission on July 27,
                       1992).

                 10.9  Net Lease Agreement dated
                       June 20, 1991 between the Partnership  and
                       Children's  World Learning  Centers,  Inc.
                       relating  to the property at 1231  Sunbury
                       Road, Westerville, Ohio (incorporated by reference to Exhibit 10.12 of Form 10-K filed with the Commission on July 27,
                       1992).

                10.10  Net Lease  Agreement
                       dated   July   19,   1991   between    the
                       Partnership   and   Taco   Cabana,    Inc.
                       relating  to the property at 6867  Highway
                       90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.13 of Form 10-K filed with the Commission on July 27,
                       1992).

                10.11  Net Lease  Agreement
                       dated   August   9,   1991   between   the
                       Partnership  and Red Line Taco  One,  Ltd.
                       relating  to  the  property  at  54  South
                       Expressway,       Brownsville,       Texas
                       (incorporated  by  reference  to   Exhibit
                       10.14   of   Form  10-K  filed  with   the
                       Commission on July 27, 1992).

                10.12  Net Lease  Agreement
                       dated   October  31,  1991   between   the
                       Partnership and T.S.S.O., Inc. relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.15 of Form 10-K filed with the Commission on July 27,
                       1992).

                10.13  Net Lease  Agreement
                       dated   December  10,  1991  between   the
                       Partnership  and Pasta Fair of  Belleview,
                       Inc.  relating  to the property  at  10401
                       Highway     441,    Belleview,     Florida
                       (incorporated  by  reference  to   Exhibit
                       10.16   of   Form  10-K  filed  with   the
                       Commission on July 27, 1992).

                10.14  Net Lease  Agreement
                       dated  May 1, 1992 between the Partnership
                       and  Taco  Cabana, Inc.  relating  to  the
                       property  at 811 I-H North, New Braunfels,
                       Texas   (incorporated  by   reference   to
                       Exhibit 10.17 of Form 10-K filed with the Commission on July 27, 1992).

                10.15  Net Lease  Agreement
                       dated   July   28,   1992   between    the
                       Partnership and Children's World  Learning
                       Centers, Inc. relating to the property  at
                       4885  Cherry  Bottom Road, Columbus,  Ohio
                       (incorporated  by  reference  to   Exhibit
                       10.17   of   Form  10-K  filed  with   the
                       Commission on March 29, 1993).

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

                  (3)  Exhibits - (Continued)

                                   Description

                10.16  Amendment   dated
                       November   17,   1992,   to   Net    Lease
                       Agreements  between  the  Partnership  and
                       Triple  S  Restaurants, Inc.  relating  to
                       properties   at   2711  Waterpark   Drive,
                       Cincinnati,  Ohio, 950 W. Central  Avenue,
                       Springboro, Ohio, and 6435 Dixie  Highway,
                       Fairfield,    Ohio    (incorporated     by
                       reference to Exhibit 10.18 of Form 10-K filed with the Commission on March 29,
                       1993).

                10.17  Net Lease  Agreement
                       dated   December  7,  1992   between   the
                       Partnership and Red Line San Antonio  One,
                       Ltd.  relating to the property at 529 Fair
                       Avenue, San Antonio, Texas (incorporated by reference to Exhibit 10.19 of Form 10-K filed with the Commission on March 29,
                       1993).

                10.18  Net Lease  Agreement
                       dated   December  7,  1992   between   the
                       Partnership and Red Line San Antonio  One,
                       Ltd.  relating  to  the property  at  4606
                       Rittiman   Road,   San   Antonio,    Texas
                       (incorporated  by  reference  to   Exhibit
                       10.20   of   Form  10-K  filed  with   the
                       Commission on March 29, 1993).

                10.19  Net Lease  Agreement
                       dated  May 5, 1993 between the Partnership
                       and  GC  Slidell,  Inc.  relating  to  the
                       property   at   850  I-10  Service   Road,
                       Slidell,   Louisiana   (incorporated    by
                       reference to Exhibit 10.22 of Form 10-K filed with the Commission on March 29,
                       1994).

                10.20  Net Lease  Agreement
                       dated   June   16,   1993   between    the
                       Partnership  and  JB's  Restaurants,  Inc.
                       relating  to  the property  at  330  South
                       Wilmot      Road,     Tucson,      Arizona
                       (incorporated  by  reference  to   Exhibit
                       10.23   of   Form  10-K  filed  with   the
                       Commission on March 29, 1994).

                10.21  Purchase  Agreement
                       dated    May   24,   1994   between    the
                       Partnership and Nicoletta Trust relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.23 of Form 10-KSB filed with the Commission on March 30,
                       1995).

                10.22  Co-tenancy Agreement
                       dated   June   17,   1994   between    the
                       Partnership and Nicoletta Trust relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.24 of Form 10-KSB filed with the Commission on March 30,
                       1995).

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

                  (3)  Exhibits - (Continued)

                                 Description

                10.23  Sale  and  Leaseback
                       Financing   Commitment   Agreement   dated
                       September 21, 1995 and Amendment  to  Sale
                       and    Leaseback   Financing    Commitment
                       Agreement  dated October 18, 1995  between
                       AEI  Fund  Management,  Inc.  and  Tractor
                       Supply  Company,  Inc.  relating  to   the
                       property  at  Old Airport Road  and  I-81,
                       Bristol,    Virginia   (incorporated    by
                       reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 2,
                       1995).

                10.24  Sale  and  Leaseback
                       Financing  Commitment dated  September  5,
                       1995  between  AEI  Fund Management,  Inc.
                       and Americana Dining Corporation relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio.

                10.25  Amendment to Sale and
                       Leaseback   Financing   Commitment   dated
                       November   30,  1995  between   AEI   Fund
                       Management,    Inc.,   Americana    Dining
                       Corporation, AEI Income & Growth Fund  XXI
                       Limited Partnership and the Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio.

                10.26  Amendment  of  Lease
                       dated   January  25,  1996   between   the
                       Partnership,  AEI  Net  Lease   Income   &
                       Growth  Fund XIX Limited Partnership,  Red
                       Line  San  Antonio One, Ltd. and Red  Line
                       Burgers, Inc. relating to the properties at 529 Fair Avenue, and 4606 Rittiman Road, San Antonio, Texas.

             B.   Reports on Form 8-K and Form 8-K/A - None.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AEI REAL ESTATE FUND XVIII
                            Limited Partnership
                            By:  AEI  Fund Management  XVIII, Inc.
                                 Its Managing General Partner


March 21, 1996              By: /s/ Robert P. Johnson
                                    Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                          Date


/s/ Robert P. Johnson  President(Principal Executive Officer)  March  21, 1996
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer     March  21, 1996
    Mark E. Larson     and Chief Financial Officer
                       (Principal Financial and Accounting Officer)