Form 10QSB
period 1996-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1996-11-14
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1996

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1996 and December 31, 1995

         Statements for the Periods ended September 30, 1996 and 1995:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                        1996         1995

CURRENT ASSETS:
   Cash and Cash Equivalents                        $  1,693,243  $  2,332,974
   Receivables                                            22,325        43,389
                                                      -----------   -----------
        Total Current Assets                           1,715,568     2,376,363
                                                      -----------   -----------
INVESTMENTS IN REAL ESTATE:
   Land                                                5,823,496     5,370,160
   Buildings and Equipment                            11,939,200    11,065,109
   Property Acquisition Costs                                  0         8,798
   Accumulated Depreciation                           (2,163,523)   (1,932,655)
                                                      -----------   -----------
         Net Investments in Real Estate               15,599,173    14,511,412
                                                      -----------   -----------
               Total  Assets                         $17,314,741   $16,887,775
                                                      ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.              $    42,960   $    49,968
   Distributions Payable                                 323,827       406,381
   Security Deposit                                       31,010             0
   Unearned Rent                                          50,160         5,000
                                                      -----------   -----------
        Total Current Liabilities                        447,957       461,349
                                                      -----------   -----------

MINORITY INTEREST                                        525,472        76,319

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                      (30,059)      (29,971)
   Limited Partners, $1,000 Unit value;
    30,000 Units authorized; 22,783 issued;
    22,078 Units outstanding                          16,371,371    16,380,078
                                                      -----------   -----------
        Total Partners' Capital                       16,341,312    16,350,107
                                                      -----------   -----------
          Total Liabilities and Partners' Capital    $17,314,741   $16,887,775
                                                      ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                             Three Months Ended       Nine Months Ended
                             9/30/96     9/30/95      9/30/96     9/30/95

INCOME:
 Rent                      $ 419,358   $ 407,631    $1,233,721  $1,381,664
 Investment Income            25,781      21,072        79,671      22,567
                            ---------   ---------    ----------  ---------
        Total Income         445,139     428,703     1,313,392   1,404,231
                            ---------   ---------    ----------  ---------

EXPENSES:
 Partnership Administration -
  Affiliates                  63,639      61,155       184,882     189,630
 Partnership Administration
  and Property Management -
  Unrelated Parties           40,749      25,254       140,096      69,123
 Interest                          0           0             0       6,115
 Depreciation                108,398     107,670       319,797     342,051
                            ---------   ---------     ---------  ---------
        Total Expenses       212,786     194,079       644,775     606,919
                            ---------   ---------     ---------  ---------

OPERATING INCOME             232,353     234,624       668,617     797,312

GAIN ON SALE OF REAL ESTATE   90,156     570,853       344,461     570,853

MINORITY INTEREST IN NET
  INCOME                     (13,081)     (2,007)      (20,795)     (6,020)
                            ---------   ---------     ---------  ---------

NET INCOME                 $ 309,428   $ 803,470     $ 992,283  $1,362,145
                            =========   =========     =========  =========

NET INCOME ALLOCATED:
   General Partners        $   3,094   $   8,035     $   9,923  $   13,621
   Limited Partners          306,334     795,435       982,360   1,348,524
                            ---------   ---------     ---------  ---------
                           $ 309,428   $ 803,470     $ 992,283  $1,362,145
                            =========   =========     =========  =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (22,078 and 22,234 weighted average
  Units outstanding in 1996
  and 1995 respectively)   $   13.87   $   35.77     $   44.49   $   60.65
                            =========   =========     =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   992,283   $ 1,362,145

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       319,797       342,051
     Gain on Sale of Real Estate                       (344,461)     (570,853)
     Decrease in Receivables                             21,064        19,949
     Decrease in Payable to
        AEI Fund Management, Inc.                        (7,008)      (18,931)
     Increase (Decrease) in Security Deposit             31,010       (50,000)
     Increase in Unearned Rent                           45,160        44,233
     Minority Interest                                   (5,795)       (1,293)
                                                     -----------   -----------
        Total Adjustments                                59,767      (234,844)
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                          1,052,050     1,127,301
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (1,911,639)            0
   Proceeds from Sale of Real Estate - Net of
      Minority Interest                               1,303,490     2,704,142
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                           (608,149)    2,704,142
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable        (82,554)       59,272
    Distributions to Partners                        (1,001,078)   (1,380,780)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                         (1,083,632)   (1,321,508)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                   (639,731)    2,509,935

CASH AND CASH EQUIVALENTS, beginning of period        2,332,974       103,469
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS, end of period            $ 1,693,243   $ 2,613,404
                                                     ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Period                   $         0   $     6,115
                                                     ===========  ============

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994   $ (27,119)  $16,662,415  $16,635,296    22,233.80

  Distributions                (13,808)   (1,366,972)  (1,380,780)

  Net Income                    13,621     1,348,524    1,362,145
                              ---------   -----------  -----------  -----------
BALANCE, September 30, 1995  $ (27,306)  $16,643,967  $16,616,661    22,233.80
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1995   $ (29,971)  $16,380,078  $16,350,107    22,077.80

  Distributions                (10,011)     (991,067)  (1,001,078)

  Net Income                     9,923       982,360      992,283
                              ---------   -----------  -----------  -----------
BALANCE, September 30, 1996  $ (30,059)  $16,371,371  $16,341,312    22,077.80
                              =========   ===========  ===========  ===========





 The accompanying Notes to Financial Statements are an integral part of this statement.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996

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

     No rents were collected from the Sizzler restaurants in the first nine months of 1996 and 1995. The total amount of rent not collected in 1996 and 1995 was $296,145 and
     $287,519, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first nine months of 1996 and the year 1995, the Partnership distributed $123,465 and $691,021 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $5.53 and $30.90 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds were reinvested in additional properties.

     On April 10, 1996, the Partnership purchased an 85.0% interest in a Tractor Supply Company store in Bristol, Virginia for $1,094,367. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $116,686. The remaining interest in the property was purchased by the Individual General Partner of the Partnership.

     On August 29, 1996, the Partnership purchased a 32.2% interest in a Champp's Americana restaurant in Columbus,
     Ohio for $826,070. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $90,834. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

     On May 10, 1996, the Partnership sold the Taco Cabana restaurant in New Braunfels, Texas to an unrelated third party. The Partnership received net sale proceeds of $962,297, which resulted in a net gain of $254,305. At the time of sale, the cost and related accumulated depreciation of the property was $784,044 and $76,052, respectively.

     On August 5, 1996, the Partnership sold a 13.7546% interest in a Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. The Partnership received net sale proceeds of $217,260 which resulted in a net gain of $70,396. The cost and related accumulated depreciation of the interest sold was $158,441 and $11,577, respectively.

     On September 12, 1996, the Partnership sold an 8.4209% interest in the Tractor Supply store in Bristol, Virginia to an unrelated third party. The Partnership received net sale proceeds of $123,933 which resulted in a net gain of $16,621. The cost and related accumulated depreciation of the interest sold was $108,418 and $1,106, respectively.

     On October 15, 1996, the Partnership sold an additional 10.6316% interest in the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $177,000 which resulted in a net gain of approximately $64,000.

     On October 15, 1996, the Partnership sold an additional 9.9069% interest in the Tractor Supply store in Bristol, Virginia to an unrelated third party. The Partnership received net sale proceeds of approximately $151,000 which resulted in a net gain of approximately $25,000.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The Partnership owns the above properties and the Applebee's restaurant in Destin, Florida, as tenants-in-common with unrelated third parties. The management of the properties is governed by co-tenancy agreements between the Partnership and the unrelated third parties, which grant the Partnership the authority to control the management of the properties. For properties owned as tenants-in-common with third parties, other than affiliated partnerships, the Partnership accounts for its interest under the full consolidation method whereby the unrelated third parties' interests in the properties are reflected in the Partnership's financial statements as a minority interest.

     Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on December 4, 1995. As a result, the Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the sales of the Taco Cabana restaurants and Tractor Supply Store in additional properties.

(4)  Payable to AEI Fund Management  -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Security Deposit -

     In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied a portion of the funds to satisfy rents and real estate taxes due. As of September 30, 1996, the Partnership was holding $31,010 as a security deposit until the lessee renews the letter of credit.

(6)  Line of Credit -

     In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995, the line of credit was increased to $300,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In the first nine months of 1995, interest expense related to the line of credit was $6,115.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1996 and 1995, the Partnership recognized rental income of $1,233,721 and
$1,381,664, respectively. During the same periods, the Partnership earned investment income of $79,671 and $22,567, respectively. In 1996, rental income decreased mainly as a result of the property sales and Rally's situation discussed below. The decrease in rental income was partially offset by rental income received from two subsequent property acquisitions, rent increases on fourteen properties and additional investment income earned on the net proceeds from the property sales.

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

        No rents were collected from the Sizzler restaurants in the first nine months of 1996 and 1995. The total amount of rent not collected in 1996 and 1995 was $296,145 and $287,519, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

        In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied a portion of the funds to satisfy rents and real estate taxes due. As of September 30, 1996, the Partnership was holding $31,010 as a security deposit until the lessee renews the letter of credit.

        During the nine months ended September 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $184,882 and $189,630, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $140,096 and $69,123, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1996, when compared to the same period in 1995, is the result of expenses incurred in 1996 related to the Sizzler situation discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of September 30, 1996, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During  the  nine months ended September  30,  1996,  the
Partnership's cash balances decreased $639,731 mainly as the result of investing activities. Net income before depreciation and gain on sale decreased by approximately $166,000 in the first nine months of 1996, when compared to the same period in 1995. This was due to a decrease in revenues as a result of the property sales discussed below and an increase in expenses in 1996. This decrease was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses so that net cash provided by operating activities decreased by only $75,251 from 1995 to 1996.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the nine months ended September 30, 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $1,303,490. During the same period, the Partnership expended $1,911,639 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

        During the first nine months of 1996 and the year 1995, the Partnership distributed $123,465 and $691,021 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $5.53 and $30.90 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds were reinvested in additional properties.

        On April 10, 1996, the Partnership purchased an 85.0% interest in a Tractor Supply Company store in Bristol, Virginia for $1,094,367. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $116,686. The remaining interest in the property was purchased by the Individual General Partner of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On August 29, 1996, the Partnership purchased a 32.2% interest in a Champp's Americana restaurant in Columbus, Ohio for $826,070. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $90,834. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

        On May 10, 1996, the Partnership sold the Taco Cabana restaurant in New Braunfels, Texas to an unrelated third party. The Partnership received net sale proceeds of $962,297, which resulted in a net gain of $254,305. At the time of sale, the cost and related accumulated depreciation of the property was $784,044 and $76,052, respectively.

        On August 5, 1996, the Partnership sold a 13.7546% interest in a Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. The Partnership received net sale proceeds of $217,260 which resulted in a net gain of $70,396. The cost and related accumulated depreciation of the interest sold was $158,441 and $11,577, respectively.

        On September 12, 1996, the Partnership sold an 8.4209% interest in the Tractor Supply store in Bristol, Virginia to an unrelated third party. The Partnership received net sale proceeds of $123,933 which resulted in a net gain of $16,621. The cost and related accumulated depreciation of the interest sold was $108,418 and $1,106, respectively.

        On October 15, 1996, the Partnership sold an additional 10.6316% interest in the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $177,000 which resulted in a net gain of approximately $64,000.

        On October 15, 1996, the Partnership sold an additional 9.9069% interest in the Tractor Supply store in Bristol, Virginia to an unrelated third party. The Partnership received net sale proceeds of approximately $151,000 which resulted in a net gain of approximately $25,000.

         The Partnership owns the above properties and the Applebee's restaurant in Destin, Florida, as tenants-in-common with unrelated third parties. The management of the properties is governed by co-tenancy agreements between the Partnership and the unrelated third parties, which grant the Partnership the authority to control the management of the properties. For properties owned as tenants-in-common with third parties, other than affiliated partnerships, the Partnership accounts for its interest under the full consolidation method whereby the unrelated third parties' interests in the properties are reflected in the Partnership's financial statements as a minority interest.

        Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on December 4, 1995. As a result, the Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the sales of the Taco Cabana restaurants and Tractor Supply Store in additional properties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. In the first nine months of 1995, the Partnership made distributions at an 8.0% rate which resulted in distributions to the Partners of $1,380,780. Effective January 1, 1996, the distribution rate was reduced to 6.0% which resulted in distributions of $1,001,078 to the Partners for the first nine months of 1996.

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

        On October 1, 1996, fifteen Limited Partners redeemed a total of 313.42 Partnership Units for $233,227 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-six Limited Partners redeemed 705 Partnership Units for $602,632. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995, the line of credit was increased to $300,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In the first nine months of 1995, interest expense related to the line of credit was $6,115.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                     Description

                 10.1  Purchase Agreement  dated
                       July 23, 1996 between the Partnership  and
                       Carolyn  W.  Davidson  relating   to   the
                       property  at  6867 Highway  90  West,  San
                       Antonio, Texas.

                 10.2  Property   Co-tenancy
                       Ownership Agreement dated August  5,  1996
                       between  the  Partnership and  Carolyn  W.
                       Davidson relating to the property at  6867
                       Highway 90 West, San Antonio, Texas.

                 10.3  Purchase Agreement  dated
                       August  23,  1996 between the Partnership,
                       Robert P. Johnson, and Joyce R. Scott relating to the property at Old Airport
                       Road and I-81, Bristol, Virginia.

                 10.4  Property   Co-tenancy
                       Ownership  Agreement dated  September  12,
                       1996  between the Partnership,  Robert  P.
                       Johnson, and Joyce R. Scott relating to the property at Old Airport Road and I-81, Bristol, Virginia.

                 10.5  Purchase Agreement  dated
                       October  9,  1996 between the Partnership,
                       Robert  P. Johnson, and Arel D. and Louise
                       B.  Middleton relating to the property  at
                       Old   Airport  Road  and  I-81,   Bristol,
                       Virginia.

                 10.6  Purchase Agreement  dated
                       October  9,  1996 between the  Partnership
                       and   Arel  D.  and  Louise  B.  Middleton
                       relating  to the property at 6867  Highway
                       90 West, San Antonio, Texas.

                 10.7  Property   Co-tenancy
                       Ownership  Agreement  dated  October   15,
                       1996  between the Partnership,  Robert  P.
                       Johnson,   and  Arel  D.  and  Louise   B.
                       Middleton relating to the property at  Old
                       Airport Road and I-81, Bristol, Virginia.

                 10.8  Property   Co-tenancy
                       Ownership  Agreement  dated  October   15,
                       1996  between the Partnership and Arel  D.
                       and Louise B. Middleton relating to the property at 6867 Highway 90 West, San Antonio, Texas.

                 27    Financial  Data  Schedule
                       for period ended September 30, 1996.



                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

        b.    Reports  filed on Form  8-K  -
                         During  the quarter ended  September
                         30,  1996, the Partnership  filed  a
                         Form  8-K, dated September 12, 1996,
                         reporting  the  acquisition  of  the
                         Champp's   restaurant  in  Columbus,
                         Ohio.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 1996     AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management XVIII, Inc.
                              Its: Managing General Partner



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