Form 10KSB
period 1996-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1997-03-27
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1996

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

                         Yes    [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1996 were $1,724,727.

As of February 28, 1997, there were 21,718.38 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $21,718,380.

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

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 14 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Partnership owns a 4.1022% interest in a Sizzler restaurant in Cincinnati, Ohio, a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio, and a 100% interest in a Sizzler restaurant in Fairfield, Ohio. In November, 1993, after reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurants' sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurants while the Partnership reviewed the available options. In January, 1994 and June, 1994, the Partnership closed the restaurants in Cincinnati and Springboro, respectively, and listed them for sale or lease. While the properties are vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties.

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

        On January 23, 1997, the Partnership sold its interest in the Cincinnati restaurant to an unrelated third party. The Partnership received net sales proceeds of approximately $19,900, which resulted in a net loss of approximately $31,700, which was recognized as a real estate impairment in 1996.

        In  December,  1996, the Partnership, in order  to  avoid
additional property management expenses, decided to sell the Sizzler properties in Springboro and Fairfield rather than to continue to attempt to re-lease the properties. As a result, the properties have been reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the properties would result in net proceeds of approximately $800,000. The Partnership's share of the proceeds would be approximately $773,000. A charge to operations for real estate impairment of $1,645,600 was recognized, which is the difference between book value at December 31, 1996 of $2,418,600 and the estimated market value of $773,000. The charge was recorded against the cost of the land, building and equipment.

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the base rent from the current annual rent of $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all post-petition rents due and the Partnership's related administrative and legal expenses. The Partnership is owed $29,128 of pre-petition rent, which was not accrued for financial reporting purposes due to the uncertainty of collection.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

       The Partnership used the majority of the proceeds from the two property sales in 1995 to purchase two properties in 1996, as discussed below. The remainder of the proceeds from these sales were distributed to the Partners in 1995 and 1996.

        On April 10, 1996, the Partnership purchased an 85.0% interest in a Tractor Supply Company in Bristol, Virginia for $1,094,367. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $116,686. The remaining interest in the property was purchased by the Individual General Partner of the Partnership.

        On August 29, 1996, the Partnership purchased a 32.2% interest in a Champps Americana restaurant in Columbus, Ohio for $826,070. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $90,834. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

        On May 10, 1996, the Partnership sold the Taco Cabana restaurant in New Braunfels, Texas to an unrelated third party. The Partnership received net sale proceeds of $962,298, which resulted in a net gain of $254,305. At the time of sale, the cost and related accumulated depreciation of the property was $784,045 and $76,052, respectively.

        Through December 31, 1996, the Partnership sold 30.7627% of the Applebee's restaurant in Destin, Florida in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $471,191 which resulted in a total net gain of $161,208. The total cost and related accumulated depreciation of the interests sold was $344,167 and $34,184, respectively. For the year ended December 31, 1996, the net gain was $124,583.

        On March 10, 1997, the Partnership sold an additional 15.6446% interest in the Applebee's restaurant in Destin, Florida to an unrelated third party. The Partnership received net sale proceeds of approximately $225,000 which resulted in a net gain of approximately $71,000.

        Through December 31, 1996, the Partnership sold 37.6757% of a Taco Cabana restaurant in San Antonio, Texas in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $607,835 which resulted in a total net gain of $206,757. The total cost and related accumulated depreciation of the interests sold was $433,992 and $32,914, respectively. For the year ended December 31, 1996, the net gain was $206,757.

        On February 28, 1997, the Partnership sold an additional 11.5896% interest in the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $187,000 which resulted in a net gain of approximately $64,000.

        Through December 31, 1996, the Partnership sold 18.3278% of the Tractor Supply Company in Bristol, Virginia in two
separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $271,085 which resulted in a total net gain of $37,784. The total cost and related accumulated depreciation of the interests sold was $235,969 and $2,668, respectively. For the year ended December 31, 1996, the net gain was $37,784.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        Subsequent to December 31, 1996, the Partnership sold an additional 14.4585% interest in the Tractor Supply Company in Bristol, Virginia in two separate transactions to unrelated third parties. The Partnership received net sale proceeds of approximately $218,000 which resulted in a net gain of approximately $36,000.

       On March 10, 1997, the Partnership sold a 7.0899% interest in the Champps Americana restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $214,000 which resulted in a net gain of approximately $34,000.

        Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on December 4, 1995. In December, 1996, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership
Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the Taco Cabana restaurants, Tractor Supply Company and subsequent property sales in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

Major Tenants

        During 1996, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 68% of the Partnership's total rental revenue in 1996. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1997 and future years. In addition, four business concepts, Children's World Learning Centers, Taco Cabana, Applebee's and Cheddar's restaurants, each accounted for more than ten percent of the Partnership's total rental revenue during 1996. It is anticipated that these business concepts will continue to account for more than ten percent of the Partnership's total rental revenue in 1996 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1996.

                                     Total Property
                         Purchase     Acquisition                Annual Lease   Annual Rent
Property                   Date          Costs        Lessee        Payment     Per Sq. Ft.

Children's World                                 Children's World
Daycare Center                                       Learning
 Phoenix, AZ             9/29/89     $  883,486    Centers, Inc.    $110,563     $14.62

Sizzler Restaurant
 Cincinnati, OH
 (4.1022%)               1/30/90     $   66,093        (F2)

Pasta Fair Restaurant                               Pasta Fair of
 Belleview, FL           4/11/90     $  932,862     Belleview, Inc. $ 60,000     $ 9.84

Children's World                                   Children's World
Daycare Center                                         Learning
 Blue Springs, MO        6/27/90     $  791,271    Centers, Inc.    $ 93,923     $11.74

Sizzler Restaurant
 Springboro, OH
 (93.2478%)              8/24/90     $1,310,561        (F1)

Children's World                                   Children's World
Daycare Center                                        Learning
 Lenexa, KS              9/13/90     $  983,527     Centers, Inc.   $117,425     $14.65

Taco Cabana Restaurant                               Texas Taco
 San Antonio, TX        12/29/90     $1,406,426      Cabana L.P.    $191,076     $69.79

Cheddar's Restaurant                                  Heartland
 Clive, IA               1/22/91     $1,392,248    Restaurant Corp. $194,978     $27.08

Sizzler Restaurant
 Fairfield, OH           3/29/91     $1,608,265         (F1)

Children's World                                   Children's World
Daycare Center                                         Learning
 Westerville, OH         6/21/91     $  990,261      Centers Inc.   $116,194     $14.56

Taco Cabana Restaurant
 San Antonio, TX                                      Texas Taco
 (62.3243%)              7/19/91     $  717,924       Cabana L.P.   $ 99,657     $35.73

Taco Cabana Restaurant                                  Red Line
 Brownsville, TX          8/9/91     $  799,938      Taco One, Ltd. $113,769     $42.14

Applebee's Restaurant
 Destin, FL
 (69.2373%)              11/1/91     $  774,613      T.S.S.O., Inc. $ 99,311     $29.81

Children's World                                   Children's World
Daycare Center                                         Learning
 Columbus, OH            8/10/92     $1,019,202      Centers Inc.   $110,454     $12.50

Rally's Restaurant                                  Red Line San
    San Antonio, TX      12/7/92     $  303,640   Antonio One, LTD  $ 15,000     $25.51

Rally's Restaurant                                   Red Line San
 San Antonio, TX         12/7/92     $  308,997   Antonio One, LTD  $ 15,000     $25.51

Applebee's Restaurant                            Southland Restaurant
 Slidell, LA                                          Development
 (27%)                    5/5/93     $  280,018     Company, L.L.C. $ 39,769     $32.15

HomeTown Buffet Restaurant
 Tucson, AZ                                            JB's
 (24%)                   6/16/93     $  303,733  Restaurants, Inc.  $ 40,957     $17.75

Tractor Supply Company Store
 Bristol, Virginia                                  Tractor Supply
 (66.6722%)              4/10/96     $  858,399        Company      $ 91,526     $ 8.87

Champps Restaurant                                   Americana
 Columbus, Ohio                                       Dining
 (32.20%)                8/29/96     $  826,070     Corporation     $ 90,834     $34.53


<F1> The property is vacant and listed for sale.
<F2> Property held for sale was sold on January 23, 1997.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. AEI Real Estate Fund 86-A Limited Partnership owns the remaining interest in the Sizzler restaurant in Springboro, Ohio. AEI Real Estate Funds XVI and XVII Limited Partnerships own the remaining interests in the Sizzler restaurant in Cincinnati, Ohio. AEI Real Estate Fund XVI Limited Partnership owns the remaining interest in the Applebee's restaurant in Slidell, Louisiana. AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Institutional Net Lease Fund '93 own the remaining interests in the HomeTown Buffet restaurant in Tucson, Arizona. AEI Income & Growth Fund XXI Limited Partnership owns the remaining interest in the Champps restaurant in Columbus, Ohio. The Individual General Partner of the Partnership and unrelated third parties own the remaining interests in the Tractor Supply Company in Bristol, Virginia. The remaining interests in the Taco Cabana in San Antonio, Texas and the Applebee's in Destin, Florida are owned by unrelated third parties.

        For properties owned with affiliates, each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are for 20 years except for the Taco Cabana restaurants located in San Antonio and New Braunfels, Texas, the Rally's restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company, which has a lease term of 14 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except for the Champps, Slidell Applebee's and the Rally's restaurants which have renewal options that may extend the Lease term an additional 15 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years or 39 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        During the last five years, or since the date of purchase if purchased after December 31, 1991, all properties were 100 percent occupied by the lessees noted, with the exception of the three Sizzler properties, which were 100 percent occupied until January, 1994 for the Cincinnati location, June, 1994 for the Springboro location and December, 1994 for the Fairfield location, and have been vacant since those dates.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        In December, 1996, the Managing General Partner solicited by mail a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of net sale proceeds in additional properties. In order for the proposed Amendment to be adopted, a majority of the Units must be voted in favor of the Amendment. Of the 21,764 outstanding Units, 11,510 voted for the Amendment, 5,677 voted against the Amendment and 727 abstained. As a result, the Amendment was adopted.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1996, there were 1,619 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1996, fifteen Limited Partners redeemed a total of
313.42 Partnership Units for $233,227 in accordance with the Partnership Agreement. In prior years, a total of forty-six Limited Partners redeemed 705 Partnership Units for $602,632 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.  (Continued)

       Cash distributions of $15,703 and $19,212 were made to the General Partners and $1,321,421 and $1,782,761 were made to the Limited Partners in 1996 and 1995, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $368,643 and $684,111 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1996 and 1995, the Partnership recognized rental income of $1,621,285 and
$1,802,007, respectively. During the same periods, the Partnership earned investment income of $103,442 and $55,768, respectively. In 1996, rental income decreased mainly as a result of the property sales and Rally's situation discussed below. The decrease in rental income was partially offset by rental income received from two subsequent property acquisitions, rent increases on eleven properties and additional investment income earned on the net proceeds from the property sales.

        The Partnership owns a 4.1022% interest in a Sizzler restaurant in Cincinnati, Ohio, a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio, and a 100% interest in a Sizzler restaurant in Fairfield, Ohio. In November, 1993, after reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurants' sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurants while the Partnership reviewed the available options. In January, 1994 and June, 1994, the Partnership closed the restaurants in Cincinnati and Springboro, respectively, and listed them for sale or lease. While the properties are vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties. At December 31, 1996, these properties were classified on the balance sheet as Real Estate Held for Sale.

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

        No rents were collected from the Sizzler restaurants in 1996 and 1995. The total amount of rent not collected in 1996 and 1995 was $396,541 and $384,991, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

        On January 23, 1997, the Partnership sold its interest in the Cincinnati restaurant to an unrelated third party. The Partnership received net sales proceeds of approximately $19,900, which resulted in a net loss of approximately $31,700, which was recognized as a real estate impairment in 1996.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In  December,  1996, the Partnership, in order  to  avoid
additional property management expenses, decided to sell the Sizzler properties in Springboro and Fairfield rather than to continue to attempt to re-lease the properties. As a result, the properties have been reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the properties would result in net proceeds of approximately $800,000. The Partnership's share of the proceeds would be approximately $773,000. A charge to operations for real estate impairment of $1,645,600 was recognized, which is the difference between book value at December 31, 1996 of $2,427,600 and the estimated market value of $773,000. The charge was recorded against the cost of the land, building and equipment.

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the base rent from the current annual rent of $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all post-petition rents due and the Partnership's related administrative and legal expenses. The Partnership is owed $29,128 of pre-petition rent, which was not accrued for financial reporting purposes due to the uncertainty of collection.

        In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy rents and real estate taxes due. In 1997, the Partnership took possession of the property and has listed it for sale or re-
lease. While the property is being sold or re-leased, the Partnership has assumed the responsibilities for real estate taxes and other costs required to maintain the property.

        During the years ended December 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $247,414 and $251,309, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $190,019 and $81,777, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1996, when compared to 1995, is the result of expenses incurred in 1996 related to the Sizzler situation discussed above.

       As of December 31, 1996, the Partnership's annualized cash distribution rate was 6.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During 1996, the Partnership's cash balances increased $26,952. Net income before depreciation, real estate impairment and gain on sale decreased by approximately $224,000 in 1996, when compared to the same period in 1995. This was due to a decrease in revenues as a result of the property sales discussed below and an increase in expenses in 1996. This decrease was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses so that net cash provided by operating activities decreased by only $46,256 from 1995 to 1996.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1996 and 1995, the Partnership generated cash flow from the sale of real estate, as discussed below, of $2,201,332 and $2,704,142, respectively. During the same periods, the Partnership expended $1,911,639 and $8,798, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

       The Partnership used the majority of the proceeds from the two property sales in 1995 to purchase two properties in 1996, as discussed below. The remainder of the proceeds from these sales were distributed to the Partners in 1995 and 1996.

        On April 10, 1996, the Partnership purchased an 85.0% interest in a Tractor Supply Company in Bristol, Virginia for $1,094,367. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $116,686. The remaining interest in the property was purchased by the Individual General Partner of the Partnership.

        On August 29, 1996, the Partnership purchased a 32.2% interest in a Champps Americana restaurant in Columbus, Ohio for $826,070. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $90,834. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

        On May 10, 1996, the Partnership sold the Taco Cabana restaurant in New Braunfels, Texas to an unrelated third party. The Partnership received net sale proceeds of $962,298, which resulted in a net gain of $254,305. At the time of sale, the cost and related accumulated depreciation of the property was $784,045 and $76,052, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Through December 31, 1996, the Partnership sold 30.7627% of the Applebee's restaurant in Destin, Florida in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $471,191 which resulted in a total net gain of $161,208. The total cost and related accumulated depreciation of the interests sold was $344,167 and $34,184, respectively. For the year ended December 31, 1996, the net gain was $124,583.

        On March 10, 1997, the Partnership sold an additional 15.6446% interest in the Applebee's restaurant in Destin, Florida to an unrelated third party. The Partnership received net sale proceeds of approximately $225,000 which resulted in a net gain of approximately $71,000.

        Through December 31, 1996, the Partnership sold 37.6757% of a Taco Cabana restaurant in San Antonio, Texas in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $607,835 which resulted in a total net gain of $206,757. The total cost and related accumulated depreciation of the interests sold was $433,992 and $32,914, respectively. For the year ended December 31, 1996, the net gain was $206,757.

        On February 28, 1997, the Partnership sold an additional 11.5896% interest in the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $187,000 which resulted in a net gain of approximately $64,000.

        Through December 31, 1996, the Partnership sold 18.3278% of the Tractor Supply Company in Bristol, Virginia in two
separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $271,085 which resulted in a total net gain of $37,784. The total cost and related accumulated depreciation of the interests sold was $235,969 and $2,668, respectively. For the year ended December 31, 1996, the net gain was $37,784.

        Subsequent to December 31, 1996, the Partnership sold an additional 14.4585% interest in the Tractor Supply Company in Bristol, Virginia in two separate transactions to unrelated third parties. The Partnership received net sale proceeds of approximately $218,000 which resulted in a net gain of approximately $36,000.

       On March 10, 1997, the Partnership sold a 7.0899% interest in the Champps Americana restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $214,000 which resulted in a net gain of approximately $34,000.

        Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on December 4, 1995. In December, 1996, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership
Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the Taco Cabana restaurants, Tractor Supply Company and subsequent property sales in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

       During 1996 and 1995, the Partnership distributed $372,366 and $691,021 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $16.85 and $30.90 per Limited Partnership Unit, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. In 1995, the Partnership made distributions at an 8.0% rate which resulted in distributions of $1,800,768. Effective January 1, 1996, the distribution rate was reduced to 6.0% which resulted in distributions of $1,334,769 for 1996.

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

        During 1996, fifteen Limited Partners redeemed a total of
313.42 Partnership Units for $233,227 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-six Limited Partners redeemed 705 Partnership Units for $602,632. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995, the line of credit was increased to $300,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In 1995, interest expense related to the line of credit was $6,115.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Independent Auditor's Report

Balance Sheet as of December 31, 1996 and 1995

Statements for the Years Ended December 31, 1996 and 1995:

     Operations

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                  INDEPENDENT AUDITOR'S REPORT





To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota





      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1996 and 1995 and the related statements of operations, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.







Minneapolis, Minnesota         /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 31, 1997                   Certified Public Accountants

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                         1996          1995
CURRENT ASSETS:
  Cash and Cash Equivalents                         $ 2,359,926    $ 2,332,974
  Receivables                                            12,870         43,389
                                                     -----------    -----------
      Total Current Assets                            2,372,796      2,376,363
                                                     -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                4,374,569      5,370,160
  Buildings and Equipment                             9,198,045     11,065,109
  Property Acquisition Costs                                  0          8,798
  Accumulated Depreciation                           (1,706,567)    (1,932,655)
                                                     -----------    -----------
                                                     11,866,047     14,511,412
  Real Estate Held for Sale                             792,877              0
                                                     -----------    -----------
         Net Investments in Real Estate              12,658,924     14,511,412
                                                     -----------    -----------
           Total Assets                             $15,031,720    $16,887,775
                                                     ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $   121,697    $    49,968
  Distributions Payable                                 323,784        406,381
  Security Deposit                                          665              0
  Unearned Rent                                           5,000          5,000
                                                     -----------    -----------
      Total Current Liabilities                         451,146        461,349
                                                     -----------    -----------

MINORITY INTEREST                                             0         76,319

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (49,658)       (29,971)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   21,764 and 22,078 outstanding in 1996
   and 1995, respectively                            14,630,232     16,380,078
                                                     -----------    -----------
      Total Partners' Capital                        14,580,574     16,350,107
                                                     -----------    -----------
        Total Liabilities and Partners' Capital     $15,031,720    $16,887,775
                                                     ===========    ===========

 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 3l


                                                       1996            1995

INCOME:
  Rent                                             $ 1,621,285     $ 1,802,007
  Investment Income                                    103,442          55,768
                                                    -----------     -----------
      Total Income                                   1,724,727       1,857,775
                                                    -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates              247,414         251,309
  Partnership Administration and Property
     Management - Unrelated Parties                    190,019          81,777
  Interest                                                   0           6,115
  Depreciation                                         423,605         445,648
  Real Estate Impairment                             1,686,300               0
                                                    -----------     -----------
      Total Expenses                                 2,547,338         784,849
                                                    -----------     -----------

OPERATING INCOME (LOSS)                               (822,611)      1,072,926

GAIN ON SALE OF REAL ESTATE                            623,429         570,853

MINORITY INTEREST IN OPERATING INCOME                        0          (7,760)
                                                    -----------     -----------

NET INCOME (LOSS)                                  $  (199,182)    $ 1,636,019
                                                    ===========     ===========

NET INCOME (LOSS) ALLOCATED:
  General Partners                                 $    (3,984)    $    16,360
  Limited Partners                                    (195,198)      1,619,659
                                                    -----------     -----------
                                                   $  (199,182)    $ 1,636,019
                                                    ===========     ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
(21,999 and 22,194 weighted average Units outstanding
  in 1996 and 1995, respectively)                  $     (8.87)    $     72.98
                                                    ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 3l

                                                         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                  $  (199,182)  $ 1,636,019

 Adjustments To Reconcile Net Income (Loss)
 To Net Cash Provided By Operating Activities:
     Depreciation                                       423,605       445,648
     Real Estate Impairment                           1,686,300             0
     Gain on Sale of Real Estate                       (623,429)     (570,853)
     (Increase) Decrease in Receivables                  30,519       (23,162)
     Increase in Payable to AEI Fund Management, Inc.    71,729           535
     Increase (Decrease) in Security Deposit                665       (50,000)
     Minority Interest                                        0        (1,724)
                                                     -----------   -----------
       Total Adjustments                              1,589,389      (199,556)
                                                     -----------   -----------
       Net Cash Provided By
           Operating Activities                       1,390,207     1,436,463
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                         (1,911,639)       (8,798)
  Proceeds from Sale of Real Estate                   2,201,332     2,704,142
                                                     -----------   -----------
       Net Cash Provided By
           Investing Activities                         289,693     2,695,344
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase  (Decrease) in Distributions Payable        (82,597)       18,906
   Distributions to Partners                         (1,334,769)   (1,800,768)
   Redemption Payments                                 (235,582)     (120,440)
                                                     -----------   -----------
       Net Cash Used For
           Financing Activities                      (1,652,948)   (1,902,302)
                                                     -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                26,952     2,229,505

CASH AND CASH EQUIVALENTS, beginning of period        2,332,974       103,469
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 2,359,926   $ 2,332,974
                                                     ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                     $         0   $     6,115
                                                     ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Reclassification of minority interest and
  investments in real estate due to use of
  the proportionate consolidation method            $    76,319   $         0
                                                     ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 3l


                                                                     Limited
                                                                   Partnership
                               General     Limited                    Units
                               Partners    Partners     Total      Outstanding


BALANCE, December 31, 1994  $ (27,119)   $16,662,415  $16,635,296    22,233.80

  Distributions               (18,007)    (1,782,761)  (1,800,768)

  Redemption Payments          (1,205)      (119,235)    (120,440)     (156.00)

  Net Income                   16,360      1,619,659    1,636,019
                             ---------    -----------  -----------  ----------
BALANCE, December 31, 1995    (29,971)    16,380,078   16,350,107    22,077.80

  Distributions               (13,348)    (1,321,421)  (1,334,769)

  Redemption Payments          (2,355)      (233,227)    (235,582)     (313.42)

  Net Loss                     (3,984)      (195,198)    (199,182)
                             ---------    -----------  -----------  ----------
BALANCE, December 31, 1996  $ (49,658)   $14,630,232  $14,580,574    21,764.38
                             =========    ===========  ===========  ==========




 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995


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

                   DECEMBER 31, 1996 AND 1995

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

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate

     Cash Concentrations of Credit Risk

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement required a recognition of an impairment loss of $1,686,300 on three properties in 1996.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

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

       During the fourth quarter of 1996, as a result of changes in certain agreements, the Partnership began accounting for properties owned as tenants-in-common with unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The 1996 financial statements reflect only this Partnership's percentage share of the property's land, building and equipment, liabilities, revenues and expenses.

       In fiscal 1995, for properties owned as tenants-in-common with unrelated third parties, other than affiliated partnerships, the Partnership accounted for its interest under the full consolidation method whereby the unrelated third parties' interests in the properties were reflected in the Partnership's financial statements as a minority interest. For purposes of financial reporting, the Partnership consolidated properties in which it was the controlling tenant-in-common despite having only a minority equity interest in the property.

       In   both  fiscal  1996  and  1995,  properties  owned  in
       conjunction with related Partnerships were accounted for using the proportionate consolidation method.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(3)  Related Party Transactions -

     On January 30, 1990, the Partnership acquired a 4.1022% interest in the Sizzler restaurant in Cincinnati, Ohio. On June 7, 1990, the Partnership acquired an 80% interest in the Cheddar's restaurant in Columbus, Ohio. On August 24, 1990, the Partnership acquired a 93.2478% interest in the Sizzler restaurant in Springboro, Ohio. On May 5, 1993, the Partnership acquired a 27% interest in the Applebee's restaurant in Slidell, Louisiana. On June 16, 1993, the Partnership acquired a 24% interest in the HomeTown Buffet restaurant in Tucson, Arizona. On April 10, 1996, the Partnership acquired an 85.0% interest in the Tractor Supply Company in Bristol, Virginia. On August 29, 1996, the Partnership acquired a 32.2% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in these properties are owned by affiliates of the Partnership and/or unrelated third parties. AEI Real Estate Funds XVI and XVII Limited Partnerships own the remaining interests in the Sizzler restaurant in Cincinnati, Ohio. AEI Real Estate Fund 86-A Limited Partnership owns the remaining interests in the Cheddar's restaurant and the Sizzler restaurant in Springboro, Ohio. AEI Real Estate Fund XVI Limited Partnership owns the remaining interest in the Applebee's restaurant in Slidell, Louisiana. AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Institutional Net Lease Fund '93 own the remaining interests in the HomeTown Buffet restaurant in Tucson, Arizona. The Individual General Partner of the Partnership and unrelated third parties own the remaining interests in the Tractor Supply Company in Bristol, Virginia. AEI Income & Growth Fund XXI Limited Partnership owns the remaining interest in the Champps restaurant in Columbus, Ohio.

     AFM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                            Total Incurred by the Partnership
                                             for the Years Ended December 31

                                                      1996           1995
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                        $ 247,414      $ 251,309
                                                    ========       ========

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(3)  Related Party Transactions - (Continued)

                                            Total Incurred by the Partnership
                                             for the Years Ended December 31

                                                       1996            1995
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                             $ 190,019       $  81,777
                                                     ========        ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $55,529 and $8,000
  for 1996 and 1995, respectively.                 $ (33,667)       $  8,798
                                                    ========         ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana restaurants in San Antonio and New Braunfels, Texas, the Rally's restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company which has a Lease term of 14 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except for the Champps, Slidell Applebee's and the Rally's restaurants which have renewal options that may extend the Lease term an additional 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are all commercial, single-tenant buildings. The Taco Cabana restaurant purchased on July 19, 1991 was originally constructed in 1984 and was renovated in 1991. The Children's World daycare center in Phoenix was constructed in 1988 and the HomeTown Buffet restaurant in Tucson was constructed in 1993. All other properties were constructed in 1989, 1990, 1991 or 1992. The Tractor Supply Company and Champps restaurant were constructed and acquired in 1996. The Partnership acquired the Phoenix Children's World daycare center in 1989. The Partnership acquired its interest in the Slidell Applebee's restaurant and the Tucson HomeTown Buffet restaurant in 1993. All other properties were acquired in 1990, 1991 and 1992. There have been no costs capitalized as improvements subsequent to the acquisitions.

     For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties not held for sale and related accumulated depreciation at December 31, 1996 are as follows:

                                           Buildings and           Accumulated
Property                          Land       Equipment     Total   Depreciation

Children's World, Phoenix, AZ $   259,467  $   624,019  $   883,486 $   175,109
Pasta Fair Restaurant,
 Belleview, FL                    251,593      681,269      932,862     152,339
Children's World,
 Blue Springs, MO                 162,290      628,981      791,271     153,115
Children's World, Lenexa, KS      185,788      797,739      983,527     185,785
Taco Cabana, San Antonio, TX      871,844      534,582    1,406,426     119,328
Cheddar's, Clive, IA              379,249    1,012,999    1,392,248     233,340
Children's World,
 Westerville, OH                  157,848      832,413      990,261     169,203
Taco Cabana, San Antonio, TX      405,771      312,153      717,924      56,195
Taco Cabana, Brownsville, TX      361,652      438,286      799,938      79,135
Applebee's, Destin, FL            359,188      415,425      774,613      87,582
Children's World,
 Columbus, OH                     157,569      861,633    1,019,202     138,199
Rally's, San Antonio, TX                0      303,640      303,640      48,696
Rally's, San Antonio, TX                0      308,997      308,997      49,214
Applebee's, Slidell, LA           104,613      175,405      280,018      21,438
HomeTown Buffet,
 Tucson, AZ                       163,688      140,045      303,733      16,533
Tractor Supply Company,
 Bristol, VA                      275,816      582,583      858,399      14,889
Champps, Columbus, OH             278,193      547,877      826,070       6,468
                               -----------  -----------  ----------- ----------
                              $ 4,374,569  $ 9,198,046  $13,572,615 $ 1,706,568
                               ===========  ===========  =========== ==========

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     The Partnership owns a 4.1022% interest in a Sizzler restaurant in Cincinnati, Ohio, a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio, and a 100% interest in a Sizzler restaurant in Fairfield, Ohio. In November, 1993, after reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurants' sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurants while the Partnership reviewed the available options. In January, 1994 and June, 1994, the Partnership closed the restaurants in Cincinnati and Springboro, respectively, and listed them for sale or lease. While the properties are vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties. At December 31, 1996, these properties were classified on the balance sheet as Real Estate Held for Sale.

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

     No rents were collected from the Sizzler restaurants in 1996 and 1995. The total amount of rent not collected in 1996 and 1995 was $396,541 and $384,991, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

     On January 23, 1997, the Partnership sold its interest in the Cincinnati restaurant to an unrelated third party. The Partnership received net sales proceeds of approximately
     $19,900, which resulted in a net loss of approximately $31,700, which was recognized as a real estate impairment in 1996.

     In December, 1996, the Partnership, in order to avoid additional property management expenses, decided to sell the Sizzler properties in Springboro and Fairfield rather than to continue to attempt to re-lease the properties. As a result, the properties have been reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the properties would result in net proceeds of approximately $800,000. The Partnership's share of the proceeds would be approximately $773,000. A charge to operations for real estate impairment of $1,645,600 was recognized, which is the difference between book value at December 31, 1996 of $2,427,600 and the estimated market value of $773,000. The charge was recorded against the cost of the land, building and equipment.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the base rent from the current annual rent of $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all post-petition rents due and the Partnership's related administrative and legal expenses. The Partnership is owed $29,128 of pre-petition rent, which was not accrued for financial reporting purposes due to the uncertainty of collection.

     In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy rents and real estate taxes due. In 1997, the Partnership took possession of the property and has listed it for sale or re-lease. While the property is being sold or re-leased, the Partnership has assumed the responsibilities for real estate taxes and other costs required to maintain the property.

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

     The Partnership used the majority of the proceeds from the two property sales in 1995 to purchase two properties in 1996, as discussed below. The remainder of the proceeds from these sales were distributed to the Partners in 1995 and 1996.

     On April 10, 1996, the Partnership purchased an 85.0% interest in a Tractor Supply Company in Bristol, Virginia for $1,094,367. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $116,686.

     On August 29, 1996, the Partnership purchased a 32.2% interest in a Champps Americana restaurant in Columbus, Ohio for $826,070. The property is leased to Americana Dining Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $90,834.

     On May 10, 1996, the Partnership sold the Taco Cabana restaurant in New Braunfels, Texas to an unrelated third party. The Partnership received net sale proceeds of $962,298, which resulted in a net gain of $254,305. At the time of sale, the cost and related accumulated depreciation of the property was $784,045 and $76,052, respectively.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     Through December 31, 1996, the Partnership sold 30.7627% of the Applebee's restaurant in Destin, Florida in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $471,191 which resulted in a total net gain of $161,208. The total cost and related accumulated depreciation of the interests sold was $344,167 and $34,184, respectively. For the year ended December 31, 1996, the net gain was $124,583.

     On March 10, 1997, the Partnership sold an additional 15.6446% interest in the Applebee's restaurant in Destin, Florida to an unrelated third party. The Partnership received net sale proceeds of approximately $225,000 which resulted in a net gain of approximately $71,000.

     Through December 31, 1996, the Partnership sold 37.6757% of a Taco Cabana restaurant in San Antonio, Texas in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $607,835 which resulted in a total net gain of $206,757. The total cost and related accumulated depreciation of the interests sold was $433,992 and $32,914, respectively. For the year ended December 31, 1996, the net gain was $206,757.

     On February 28, 1997, the Partnership sold an additional 11.5896% interest in the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $187,000 which resulted in a net gain of approximately $64,000.

     Through December 31, 1996, the Partnership sold 18.3278% of the Tractor Supply Company in Bristol, Virginia in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $271,085 which resulted in a total net gain of $37,784. The total cost and related accumulated depreciation of the interests sold was $235,969 and $2,668, respectively. For the year ended December 31, 1996, the net gain was $37,784.

     Subsequent to December 31, 1996, the Partnership sold an additional 14.4585% interest in the Tractor Supply Company in Bristol, Virginia in two separate transactions to unrelated third parties. The Partnership received net sale proceeds of approximately $218,000 which resulted in a net gain of approximately $36,000.

     On March 10, 1997, the Partnership sold a 7.0899% interest in the Champps Americana restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $214,000 which resulted in a net gain of approximately $34,000.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on December 4, 1995. In December, 1996, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the Taco Cabana restaurants, Tractor Supply Company and subsequent property sales in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

     During 1996 and 1995, the Partnership distributed $372,366 and $691,021 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $16.85 and $30.90 per Limited Partnership Unit, respectively.

     The Partnership's share of the minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1996 are as follows:

                       1997         $  1,610,416
                       1998            1,628,734
                       1999            1,650,139
                       2000            1,672,231
                       2001            1,693,200
                       Thereafter     13,286,425
                                     ------------
                                    $ 21,541,145
                                     ============

     The Partnership recognized contingent rents of $12,429 and $10,372 in 1996 and 1995, respectively.

(5)  Security Deposit -

     In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy rents and real estate taxes due. As of December 31, 1996, the Partnership was holding $665 as a security deposit.

(6)  Line of Credit-

     In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995, the line of credit was increased to $300,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In 1995, interest expense related to the line of credit was $6,115.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(7)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                       1996            1995
      Tenants                       Industry

     Children's World
      Learning Centers, Inc.      Child Care       $   540,763    $   529,191
     Heartland Restaurant Corp.   Restaurant           194,353        269,763
     Texas Taco Cabana L.P.       Restaurant           372,481        444,049
                                                    -----------    -----------

     Aggregate rent revenue of major tenants       $ 1,107,597    $ 1,243,003
                                                    ===========    ===========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    68%            69%
                                                    ===========    ===========

(8)  Partners' Capital -

     Cash distributions of $15,703 and $19,212 were made to the General Partners and $1,321,421 and $1,782,761 were made to the Limited Partners for the years ended December 31, 1996 and 1995, respectively. The Limited Partners' distributions represent $60.07 and $80.33 per Limited Partnership Unit outstanding using 21,999 and 22,194 weighted average Units in 1996 and 1995, respectively. The distributions represent $-0- and $67.58 per Unit of Net Income, and $60.07 and $12.75 per Unit of return of contributed capital in 1996 and 1995, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $368,643 and $684,111 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1996 and 1995 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(8)  Partners' Capital - (Continued)

     During  1996, fifteen Limited Partners redeemed a  total  of
     313.42 Partnership Units for $233,227 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1995, ten Limited Partners redeemed a total of 156 Partnership Units for $119,235. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $993.38 per original $1,000 invested.

(9)  Income Taxes -

     The following is a reconciliation of net income (loss) for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                    1996            1995

     Net Income (Loss) for Financial
      Reporting Purposes                       $  (199,182)     $ 1,636,019

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                            60,603           46,707

     Amortization of Start-Up and
      Organization Costs                           (31,354)         (72,344)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                            17,207                0

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                             5,209                0

     Gain on Sale of Real Estate for
        Tax Purposes Over (Under) Gain for
        Financial Reporting Purposes             1,686,929          (25,318)
                                                -----------      -----------
            Taxable  Income to Partners        $ 1,539,412      $ 1,585,064
                                                ===========      ===========

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(9)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                       1996            1995

     Partners' Capital for
       Financial  Reporting Purposes               $14,580,574     $16,350,107

     Adjusted Tax Basis of Investments
      in Real Estate Over (Under) Net
      Investments in Real Estate
      for Financial Reporting Purposes               1,708,198         (39,334)

     Capitalized Start-Up Costs
      Under Section 195                                397,387         419,267

     Amortization of Start-Up and
      Organization Costs                              (392,406)       (381,473)

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                                22,207           5,000

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                 6,668               0

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes               3,342,442       3,342,442
                                                    -----------     -----------
           Partners' Capital for
               Tax  Reporting Purposes             $19,665,070     $19,696,009
                                                    ===========     ===========

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    1996                      1995
                           Carrying      Fair       Carrying        Fair
                            Amount       Value       Amount         Value

     Cash                $      127   $      127   $    2,940   $    2,940
     Money Market Funds   1,364,257    1,364,257    1,339,592    1,339,592
     Commercial Paper
      (held to maturity)    995,542      995,542            0            0
     Federal Agency Notes
      (held to maturity)          0            0      990,442      990,442
                          ----------   ----------   ----------   ----------
       Total Cash and
        Cash Equivalents $2,359,926   $2,359,926   $2,332,974   $2,332,974
                          ==========   ==========   ==========   ==========

     The amortized cost basis of the commercial paper and federal agency notes is not materially different from its carrying amount or fair value.

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

        Robert P. Johnson, age 52, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1988, and has been elected to continue in these positions until September, 1997. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 44, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these position until September, 1995. Mr. Larson has been executive Vice President and Treasurer since the formation of AFM in September, 1988 and Chief Financial Officer since January, 1990. In January, 1993 Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until September, 1997. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        AFM, the Managing General Partner of the registrant, and Robert P. Johnson, its Individual General Partner, contributed $1,000 in total for their interest in the registrant. See Item 1 for a discussion of their share of the registrant's profits and losses. During 1990, AFM purchased twenty Limited Partnership Units (less than 1% of the Units outstanding) from certain Limited Partners. As of December 31, 1996, Mr. Johnson owned twenty-six Limited Partnership Units (less than 1% of the Units outstanding).

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1996.

 Person or Entity                               Amount Incurred From Inception
   Receiving               Form and Method          (September 20, 1988) to
 Compensation              of Compensation             December 31, 1996

AEI Incorporated  Selling Commissions equal to 7%          $ 2,278,305
                  of proceeds plus a 3% nonaccountable
                  expense allowance, most of which was
                  reallowed to Participating Dealers.

General Partners  Reimbursement at Cost for other          $ 1,064,137
and Affiliates    Organization and Offering Costs.

General Partners  Reimbursement at Cost for all            $   472,342
and Affiliates    Acquisition Expenses

General Partners  1% of Net Cash Flow in any fiscal year   $   115,957
                  until the Limited Partners have received annual, non-cumulative distributions of
                  Net Cash Flow equal to 10% of their
                  Adjusted Capital Contributions and
                  10% of any remaining Net Cash Flow in
                  such fiscal year.

General Partners  Reimbursement at Cost for all            $ 1,994,391
and Affiliates    Administrative Expenses attributable
                  to the Fund, including all expenses
                  related to management and disposition
                  of the Fund's properties and all other
                  transfer agency, reporting, partner
                  relations and other administrative
                  functions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

Person or Entity                                Amount Incurred From Inception
  Receiving                Form and Method         (September 20, 1988) to
Compensation               of Compensation            December 31, 1996

General Partners  15% of distributions of Net Proceeds     $ 11,745
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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1996, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

            (3)  Exhibits - (Continued)

                            Description

                 10.2  Net Lease Agreement dated
                       June 26, 1990 between the Partnership  and
                       Children's  World Learning  Centers,  Inc.
                       relating  to  the property at  2100  North
                       Highway    7,   Blue   Springs,   Missouri
                       (incorporated  by  reference  to   Exhibit
                       10.6   of   Form  10-K  filed   with   the
                       Commission on July 27, 1992).

                 10.3  Net Lease Agreement dated
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

                 10.4  Net Lease Agreement dated
                       December 29, 1990 between the Partnership and Taco Cabana, Inc. relating to the property at 7339 San Pedro Avenue, San Antonio, Texas (incorporated by reference to Exhibit 10.9 of Form 10-K filed with the Commission on July 27, 1992).

                 10.5  Net Lease Agreement dated
                       January  22,  1991 between the Partnership
                       and   Heartland   Restaurant   Corporation
                       relating  to  the property  at  1301  N.W.
                       114th Street, Clive, Iowa (incorporated by reference to Exhibit 10.10 of Form 10-K filed with the Commission on July 27,
                       1992).

                 10.6  Net Lease Agreement dated
                       June 20, 1991 between the Partnership  and
                       Children's  World Learning  Centers,  Inc.
                       relating  to the property at 1231  Sunbury
                       Road, Westerville, Ohio (incorporated by reference to Exhibit 10.12 of Form 10-K filed with the Commission on July 27,
                       1992).

                 10.7  Net Lease Agreement dated
                       July 19, 1991 between the Partnership  and
                       Taco   Cabana,   Inc.  relating   to   the
                       property  at  6867 Highway  90  West,  San
                       Antonio, Texas (incorporated by reference to Exhibit 10.13 of Form 10-K filed with the Commission on July 27, 1992).

                 10.8  Net Lease Agreement dated
                       August  9,  1991  between the  Partnership
                       and  Red  Line Taco One, Ltd. relating  to
                       the   property  at  54  South  Expressway,
                       Brownsville,   Texas   (incorporated    by
                       reference to Exhibit 10.14 of Form 10-K filed with the Commission on July 27,
                       1992).

                 10.9  Net Lease Agreement dated
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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

            (3)  Exhibits - (Continued)

                              Description

            10.10      Net Lease  Agreement
                       dated   December  10,  1991  between   the
                       Partnership  and Pasta Fair of  Belleview,
                       Inc.  relating  to the property  at  10401
                       Highway     441,    Belleview,     Florida
                       (incorporated  by  reference  to   Exhibit
                       10.16   of   Form  10-K  filed  with   the
                       Commission on July 27, 1992).

            10.11      Net Lease  Agreement
                       dated   July   28,   1992   between    the
                       Partnership and Children's World  Learning
                       Centers, Inc. relating to the property  at
                       4885  Cherry  Bottom Road, Columbus,  Ohio
                       (incorporated  by  reference  to   Exhibit
                       10.17   of   Form  10-K  filed  with   the
                       Commission on March 29, 1993).

            10.12      Net Lease  Agreement
                       dated   December  7,  1992   between   the
                       Partnership and Red Line San Antonio  One,
                       Ltd.  relating to the property at 529 Fair
                       Avenue, San Antonio, Texas (incorporated by reference to Exhibit 10.19 of Form 10-K filed with the Commission on March 29,
                       1993).

            10.13      Net Lease  Agreement
                       dated   December  7,  1992   between   the
                       Partnership and Red Line San Antonio  One,
                       Ltd.  relating  to  the property  at  4606
                       Rittiman   Road,   San   Antonio,    Texas
                       (incorporated  by  reference  to   Exhibit
                       10.20   of   Form  10-K  filed  with   the
                       Commission on March 29, 1993).

            10.14      Net Lease  Agreement
                       dated  May 5, 1993 between the Partnership
                       and  GC  Slidell,  Inc.  relating  to  the
                       property   at   850  I-10  Service   Road,
                       Slidell,   Louisiana   (incorporated    by
                       reference to Exhibit 10.22 of Form 10-K filed with the Commission on March 29,
                       1994).

            10.15      Net Lease  Agreement
                       dated   June   16,   1993   between    the
                       Partnership  and  JB's  Restaurants,  Inc.
                       relating  to  the property  at  330  South
                       Wilmot      Road,     Tucson,      Arizona
                       (incorporated  by  reference  to   Exhibit
                       10.23   of   Form  10-K  filed  with   the
                       Commission on March 29, 1994).

            10.16      Purchase  Agreement
                       dated    May   24,   1994   between    the
                       Partnership and Nicoletta Trust relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.23 of Form 10-KSB filed with the Commission on March 30,
                       1995).

            10.17      Co-tenancy Agreement
                       dated   June   17,   1994   between    the
                       Partnership and Nicoletta Trust relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.24 of Form 10-KSB filed with the Commission on March 30,
                       1995).

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

            (3)  Exhibits - (Continued)

                                 Description

            10.18      Sale  and  Leaseback
                       Financing   Commitment   Agreement   dated
                       September 21, 1995 and Amendment  to  Sale
                       and    Leaseback   Financing    Commitment
                       Agreement  dated October 18, 1995  between
                       AEI  Fund  Management,  Inc.  and  Tractor
                       Supply  Company,  Inc.  relating  to   the
                       property  at  Old Airport Road  and  I-81,
                       Bristol,    Virginia   (incorporated    by
                       reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 2,
                       1995).

            10.19      Sale  and  Leaseback
                       Financing  Commitment dated  September  5,
                       1995  between  AEI  Fund Management,  Inc.
                       and Americana Dining Corporation relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.24 of Form 10-KSB filed with the Commission on March 21, 1996).

             10.20     Amendment to Sale and
                       Leaseback   Financing   Commitment   dated
                       November   30,  1995  between   AEI   Fund
                       Management,    Inc.,   Americana    Dining
                       Corporation, AEI Income & Growth Fund  XXI
                       Limited  Partnership and  the  Partnership
                       relating to the property at 161 E.  Campus
                       View     Boulevard,     Columbus,     Ohio
                       (incorporated  by  reference  to   Exhibit
                       10.25  of  Form  10-KSB  filed  with   the
                       Commission on March 21, 1996).

            10.21      Amendment  of  Lease
                       dated   January  25,  1996   between   the
                       Partnership,  AEI  Net  Lease   Income   &
                       Growth  Fund XIX Limited Partnership,  Red
                       Line  San  Antonio One, Ltd. and Red  Line
                       Burgers, Inc. relating to the properties at 529 Fair Avenue, and 4606 Rittiman Road, San Antonio, Texas (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed with the Commission on March 21,
                       1996).

            10.22      Net Lease  Agreement
                       dated   April   10,   1996   between   the
                       Partnership,   Robert   P.   Johnson   and
                       Tractor  Supply  Company relating  to  the
                       property  at  Old Airport Road  and  I-81,
                       Bristol,    Virginia   (incorporated    by
                       reference to Exhibit 10.2 of Form 8-K filed with the Commission on April 17,
                       1996).

            10.23      Purchase  Agreement
                       dated  May 3, 1996 between the Partnership
                       and  the  Givens Family Trust relating  to
                       the   property  at  811  I-H  North,   New
                       Braunfels,    Texas    (incorporated    by
                       reference to Exhibit 10.1 of Form 8-K filed with the Commission on May 21,
                       1996).

            10.24      Net Lease  Agreement
                       dated   August   29,  1996   between   the
                       Partnership, AEI Income & Growth Fund  XXI
                       Limited  Partnership and Americana  Dining
                       Corporation  relating to the  property  at
                       161  E.  Campus View Boulevard,  Columbus,
                       Ohio   (incorporated   by   reference   to
                       Exhibit 10.3 of Form 8-K filed with the Commission on September 12, 1996).

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

            (3)  Exhibits - (Continued)

                                 Description

            10.25      Purchase  Agreement
                       dated   July   23,   1996   between    the
                       Partnership   and  Carolyn   W.   Davidson
                       relating  to the property at 6867  Highway
                       90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 14, 1996).

            10.26      Property  Co-Tenancy
                       Ownership Agreement dated August  5,  1996
                       between  the  Partnership and  Carolyn  W.
                       Davidson relating to the property at  6867
                       Highway   90  West,  San  Antonio,   Texas
                       (incorporated  by  reference  to   Exhibit
                       10.2   of  Form  10-QSB  filed  with   the
                       Commission on November 14, 1996).

            10.27      Purchase  Agreement
                       dated   August   23,  1996   between   the
                       Partnership, Robert P. Johnson, and  Joyce
                       R.  Scott relating to the property at  Old
                       Airport  Road and I-81, Bristol,  Virginia
                       (incorporated  by  reference  to   Exhibit
                       10.3   of  Form  10-QSB  filed  with   the
                       Commission on November 14, 1996).

            10.28      Property  Co-Tenancy
                       Ownership  Agreement dated  September  12,
                       1996  between the Partnership,  Robert  P.
                       Johnson, and Joyce R. Scott relating to the property at Old Airport Road and I-
                       81, Bristol, Virginia (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 14,
                       1996).

            10.29      Purchase  Agreement
                       dated   October   9,  1996   between   the
                       Partnership, Robert P. Johnson,  and  Arel
                       D.  and  Louise B. Middleton  relating  to
                       the  property at Old Airport Road  and  I-
                       81, Bristol, Virginia (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed with the Commission on November 14,
                       1996).

            10.30      Purchase  Agreement
                       dated   October   9,  1996   between   the
                       Partnership  and  Arel D.  and  Louise  B.
                       Middleton  relating  to  the  property  at
                       6867  Highway 90 West, San Antonio,  Texas
                       (incorporated  by  reference  to   Exhibit
                       10.6   of  Form  10-QSB  filed  with   the
                       Commission on November 14, 1996).

            10.31      Property  Co-Tenancy
                       Ownership  Agreement  dated  October   15,
                       1996  between the Partnership,  Robert  P.
                       Johnson,   and  Arel  D.  and  Louise   B.
                       Middleton relating to the property at  Old
                       Airport  Road and I-81, Bristol,  Virginia
                       (incorporated  by  reference  to   Exhibit
                       10.7   of  Form  10-QSB  filed  with   the
                       Commission on November 14, 1996).

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

            (3)  Exhibits - (Continued)

                                   Description

            10.32      Property  Co-Tenancy
                       Ownership  Agreement  dated  October   15,
                       1996  between the Partnership and Arel  D.
                       and Louise B. Middleton relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed with the Commission on November 14, 1996).

            10.33      Purchase  Agreement
                       dated   December  6,  1996   between   the
                       Partnership  and the Hesson Family  Living
                       Trust  relating  to the property  at  6867
                       Highway 90 West, San Antonio, Texas.

            10.34      Property  Co-Tenancy
                       Ownership  Agreement  dated  December  16,
                       1996  between  the  Partnership  and   the
                       Hesson Family Living Trust relating to the property at 6867 Highway 90 West, San Antonio, Texas.

            10.35      Purchase  Agreement
                       dated   December  23,  1996  bwtween   the
                       Partnership  and  John  Pasini  and  Elvia
                       Pasini  relating to the property  at  5701
                       Emerald Coast Parkway, Destin, Florida.

            10.36      Purchase  Agreement
                       dated   December  23,  1996  between   the
                       Partnership and Kent T. Wood and  Kimberly
                       Pasini  Wood  relating to the property  at
                       5701   Emerald   Coast  Parkway,   Destin,
                       Florida.

            10.37      Purchase  Agreement
                       dated   December  26,  1996  between   the
                       Partnership  and  William  E.  Mason   and
                       Hazel  Mason  relating to the property  at
                       Old   Airport  Road  and  I-81,   Bristol,
                       Virginia.

            10.38      Property  Co-Tenancy
                       Agreement dated December 30, 1996  between
                       the  Partnership and John Pasini and Elvia
                       Pasini  relating to the property  at  5701
                       Emerald Coast Parkway, Destin, Florida.

            10.39      Property  Co-Tenancy
                       Agreement dated December 30, 1996  between
                       the  Partnership  and  Kent  T.  Wood  and
                       Kimberly  Pasini  Wood  relating  to   the
                       property  at  5701 Emerald Coast  Parkway,
                       Destin, Florida.

            10.40      Property  Co-Tenancy
                       Agreement  dated January 2,  1997  between
                       the  Partnership and William E. Mason  and
                       Hazel  Mason  relating to the property  at
                       Old   Airport  Road  and  I-81,   Bristol,
                       Virginia.

            10.41      Purchase  Agreement
                       dated   February  14,  1997  between   the
                       Partnership   and   Anton   Kuster,    Jr.
                       relating  to the property at 6867  Highway
                       90 West, San Antonio, Texas.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

            (3)  Exhibits - (Continued)

                                   Description

            10.42      Property  Co-Tenancy
                       Ownership  Agreement  dated  February  28,
                       1997  between  the Partnership  and  Anton
                       Kuster, Jr. relating to the property at 6867 Highway 90 West, San Antonio, Texas.


                  27   Financial Data Schedule
                       for year ended December 31, 1996.

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

                            AEI REAL ESTATE FUND XVIII
                            Limited Partnership
                            By:  AEI  Fund Management  XVIII, Inc.
                                Its Managing General Partner


March 17, 1997              By: /s/ Robert P. Johnson
                                    Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                             Title                        Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 17, 1997
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 17, 1997
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)