Form 10QSB
period 1997-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1997-05-15
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1997 and December 31, 1996

         Statements for the Periods ended March 31, 1997 and 1996:

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

                          BALANCE SHEET

              MARCH 31, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                        1997           1996

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 4,000,893     $ 2,359,926
  Receivables                                           27,474          12,870
                                                    -----------     -----------
      Total Current Assets                           4,028,367       2,372,796
                                                    -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               3,894,201       4,374,569
  Buildings and Equipment                            8,457,354       9,198,045
  Accumulated Depreciation                          (1,723,864)     (1,706,567)
                                                    -----------     -----------
                                                    10,627,691      11,866,047
  Real Estate Held for Sale                            772,958         792,877
                                                    -----------     -----------
      Net Investments in Real Estate                11,400,649      12,658,924
                                                    -----------     -----------
            Total  Assets                          $15,429,016     $15,031,720
                                                    ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $   194,530     $   121,697
  Distributions Payable                                323,835         323,784
  Security Deposit                                           0             665
  Unearned Rent                                         59,256           5,000
                                                    -----------     -----------
      Total Current Liabilities                        577,621         451,146
                                                    -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (46,950)        (49,658)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   21,764 Units outstanding                         14,898,345      14,630,232
                                                    -----------     -----------
      Total Partners' Capital                       14,851,395      14,580,574
                                                    -----------     -----------
        Total Liabilities and Partners' Capital    $15,429,016     $15,031,720
                                                    ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1997           1996

INCOME:
   Rent                                           $   363,249     $   399,188
   Investment Income                                   34,665          29,317
                                                   -----------     -----------
        Total Income                                  397,914         428,505
                                                   -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates             62,697          66,869
   Partnership Administration and Property
      Management - Unrelated Parties                   25,621          27,650
   Depreciation                                        81,546         103,597
                                                   -----------     -----------
        Total Expenses                                169,864         198,116
                                                   -----------     -----------

OPERATING INCOME                                      228,050         230,389

GAIN ON SALE OF REAL ESTATE                           376,462               0

MINORITY INTEREST IN OPERATING INCOME                       0          (2,027)
                                                   -----------     -----------

NET INCOME                                        $   604,512     $   228,362
                                                   ===========     ===========

NET INCOME ALLOCATED:
   General Partners                               $     6,045     $     2,284
   Limited Partners                                   598,467         226,078
                                                   -----------     -----------
                                                  $   604,512     $   228,362
                                                   ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (21,764 and 22,078 weighted average Units
   outstanding in 1997 and 1996, respectively)    $     27.50     $     10.24
                                                   ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   604,512   $   228,362

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        81,546       103,597
     Gain on Sale of Real Estate                       (376,462)            0
     (Increase) Decrease in Receivables                 (14,604)       13,903
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        72,833       (27,325)
     Increase (Decrease) in Security Deposit               (665)       89,877
     Increase in Unearned Rent                           54,256             0
     Minority Interest                                        0          (431)
                                                     -----------   -----------
        Total Adjustments                              (183,096)      179,621
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            421,416       407,983
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                 0        (2,055)
   Proceeds from Sale of Real Estate                  1,553,191             0
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                          1,553,191        (2,055)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable              51       (82,544)
   Distributions to Partners                           (333,691)     (333,692)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (333,640)     (416,236)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                  1,640,967       (10,308)

CASH AND CASH EQUIVALENTS, beginning of period        2,359,926     2,332,974
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS, end of period            $ 4,000,893   $ 2,322,666
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                      Limited
                                                                   Partnership
                              General      Limited                     Units
                              Partners     Partners    Total       Outstanding


BALANCE, December 31, 1995  $  (29,971)  $16,380,078  $16,350,107    22,077.80

  Distributions                 (3,337)     (330,355)    (333,692)

  Net Income                     2,284       226,078      228,362
                             ----------   -----------  -----------  ----------
BALANCE, March 31, 1996     $  (31,024)  $16,275,801  $16,244,777    22,077.80
                             ==========   ===========  ===========  ==========


BALANCE, December 31, 1996  $  (49,658)  $14,630,232  $14,580,574    21,764.38

  Distributions                 (3,337)     (330,354)    (333,691)

  Net Income                     6,045       598,467      604,512
                             ----------   -----------  -----------  ----------
BALANCE, March 31, 1997     $  (46,950)  $14,898,345  $14,851,395    21,764.38
                             ==========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1997

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

     No rents were collected from the Sizzler restaurants in the first three months of 1997 and 1996. The total amount of rent not collected in 1997 and 1996 was $98,695 and $97,516, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

     On January 23, 1997, the Partnership sold its interest in the Cincinnati restaurant to an unrelated third party. The Partnership received net sales proceeds of $19,867, which resulted in a net loss of $31,700, which was recognized as a real estate impairment in the fourth quarter of 1996.

     In December, 1996, the Partnership, in order to avoid additional property management expenses, decided to sell the Sizzler properties in Springboro and Fairfield rather than to continue to attempt to re-lease the properties. As a result, the properties were reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the properties would result in net proceeds of approximately $800,000. The Partnership's share of the proceeds would be approximately $773,000. A charge to operations for real estate impairment of $1,654,600 was recognized in the fourth quarter of 1996, which is the difference between book value at December31, 1996 of $2,427,600 and the estimated market value of $773,000. The charge was recorded against the cost of the land, building and equipment.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all post-petition rents due and the Partnership's related administrative and legal expenses. The Partnership is owed $29,128 of pre-petition rent, which was not accrued for financial reporting purposes due to the uncertainty of collection.

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

     The Partnership used the majority of the proceeds from two property sales in 1995 to purchase two properties in 1996, as discussed below. The remainder of the proceeds from these sales were distributed to the Partners in 1995 and 1996.

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

     Through March 31, 1997, the Partnership sold 62.0519% of the Applebee's restaurant in Destin, Florida in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $933,902 which resulted in a total net gain of $314,924. The total cost and related accumulated depreciation of the interests sold was $694,224 and $75,246, respectively. For the three months ended March 31, 1997, the net gain was $153,716.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     Through March 31, 1997, the Partnership sold 49.2653% of a Taco Cabana restaurant in San Antonio, Texas in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $800,103 which resulted in a total net gain of $276,406. The total cost and related accumulated depreciation of the interests sold was $567,495 and $43,798, respectively. For the three months ended March 31, 1997, the net gain was $69,649.

     Through March 31, 1997, the Partnership sold 47.3553% of the Tractor Supply Company in Bristol, Virginia in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $709,795 which resulted in a total net gain of $110,391. The total cost and related accumulated depreciation of the interests sold was $609,695 and $10,291, respectively. For the three months ended March 31, 1997, the net gain was $72,607.

     Through March 31, 1997, the Partnership sold 14.1798% of the Champps Americana restaurant in Columbus, Ohio in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $439,635 which resulted in a total net gain of $80,490. The total cost and related accumulated depreciation of the interests sold was $363,773 and $4,628, respectively. For the three months ended March 31, 1997, the net gain was $80,490.

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

     During the first three months of 1997 and the year 1996, the Partnership distributed $24,095 and $372,366 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $1.10 and $16.85 per Limited Partnership Unit, respectively.

(4)  Payable to AEI Fund Management  -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1997 and 1996, the Partnership recognized rental income of $363,249 and $399,188, respectively. During the same periods, the Partnership earned investment income of $34,665 and $29,317, respectively. In 1997, rental income decreased mainly as a result of the property sales and the Brownsville Taco Cabana situation discussed below. The decrease in rental income was partially offset by rental income received from two subsequent property acquisitions, rent increases on eleven properties and additional investment income earned on the net proceeds from the property sales.

        The Partnership owns a 4.1022% interest in a Sizzler restaurant in Cincinnati, Ohio, a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio, and a 100% interest in a Sizzler restaurant in Fairfield, Ohio. In November, 1993, after reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurants' sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurants while the Partnership reviewed the available options. In January, 1994 and June, 1994, the Partnership closed the restaurants in Cincinnati and Springboro, respectively, and listed them for sale or lease. While the properties are vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the properties. At March 31, 1997 and December 31, 1996, these properties were classified on the balance sheet as Real Estate Held for Sale.

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

        No rents were collected from the Sizzler restaurants in the first three months of 1997 and 1996. The total amount of rent not collected in 1997 and 1996 was $98,695 and $97,516, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

        On January 23, 1997, the Partnership sold its interest in the Cincinnati restaurant to an unrelated third party. The Partnership received net sales proceeds of $19,867, which resulted in a net loss of $31,700, which was recognized as a real estate impairment in the fourth quarter of 1996.

        In  December,  1996, the Partnership, in order  to  avoid
additional property management expenses, decided to sell the Sizzler properties in Springboro and Fairfield rather than to continue to attempt to re-lease the properties. As a result, the properties were reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the properties would result in net proceeds of approximately $800,000. The Partnership's share of the proceeds would be approximately $773,000. A charge to operations for real estate impairment of $1,654,600 was recognized in the fourth quarter of 1996, which is the difference between book value at December31, 1996 of $2,427,600 and the estimated market value of $773,000. The charge was recorded against the cost of the land, building and equipment.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all post-petition rents due and the Partnership's related administrative and legal expenses. The Partnership is owed $29,128 of pre-petition rent, which was not accrued for financial reporting purposes due to the uncertainty of collection.

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

       During the three months ended March 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $62,697 and $66,869, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,621 and $27,650, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1997, the Partnership's annualized cash distribution rate was 6.1%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1997, the Partnership's cash balances increased $1,640,967 mainly as the result of the sale of properties discussed below. Net cash provided by operating activities increased from $407,983 in 1996 to $421,416 in 1997. The increase was due to net timing differences in the collection of payments from the lessees and the payment of expenses, which was partially offset by a decrease in income in 1997.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the three months ended March 31, 1997, the Partnership generated cash flow from the sale of real estate, as discussed below, of $1,553,191.

       The Partnership used the majority of the proceeds from two property sales in 1995 to purchase two properties in 1996, as discussed below. The remainder of the proceeds from these sales were distributed to the Partners in 1995 and 1996.

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

        Through March 31, 1997, the Partnership sold 62.0519% of the Applebee's restaurant in Destin, Florida in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $933,902 which resulted in a total net gain of $314,924. The total cost and related accumulated depreciation of the interests sold was $694,224 and $75,246, respectively. For the three months ended March 31, 1997, the net gain was $153,716.

       Through March 31, 1997, the Partnership sold 49.2653% of a Taco Cabana restaurant in San Antonio, Texas in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $800,103 which resulted in a total net gain of $276,406. The total cost and related accumulated depreciation of the interests sold was $567,495 and $43,798, respectively. For the three months ended March 31, 1997, the net gain was $69,649.

        Through March 31, 1997, the Partnership sold 47.3553% of the Tractor Supply Company in Bristol, Virginia in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $709,795 which resulted in a total net gain of $110,391. The total cost and related accumulated depreciation of the interests sold was $609,695 and $10,291, respectively. For the three months ended March 31, 1997, the net gain was $72,607.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through March 31, 1997, the Partnership sold 14.1798% of the Champps Americana restaurant in Columbus, Ohio in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $439,635 which resulted in a total net gain of $80,490. The total cost and related accumulated depreciation of the interests sold was $363,773 and $4,628, respectively. For the three months ended March 31, 1997, the net gain was $80,490.

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

        During the first three months of 1997 and the year 1996, the Partnership distributed $24,095 and $372,366 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $1.10 and $16.85 per Limited Partnership Unit, respectively.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                      Description

           10.1  Purchase  Agreement dated  March  3,
                 1997  between the Partnership  and  Robert
                 P.  Johnson  and  the  Thomas  W.  Adamson
                 Family Limited Partnership relating to the property at Old Airport Road and I-
                 81, Bristol, Virginia.

           10.2  Property   Co-Tenancy    Ownership
                 Agreement dated March 10, 1997 between the Partnership and the Thomas W. Adamson
                 Family Limited Partnership relating to the property at Old Airport Road and I-
                 81, Bristol, Virginia.

           10.3  Purchase  Agreement dated  March  3,
                 1997  between  the  Partnership  and   the
                 Thomas    W.   Adamson   Family    Limited
                 Partnership  relating to the  property  at
                 5701   Emerald   Coast  Parkway,   Destin,
                 Florida.

           10.4  Property   Co-Tenancy    Ownership
                 Agreement  dated  March 10,  1997  between
                 the  Partnership and the Thomas W. Adamson
                 Family  Limited  Partnership  relating  to
                 the   property   at  5701  Emerald   Coast
                 Parkway, Destin, Florida.

           10.5  Purchase  Agreement dated  March  3,
                 1997  between  the  Partnership  and   the
                 Thomas    W.   Adamson   Family    Limited
                 Partnership relating to the property at 161 E. Campus View Boulevard, Columbus,
                 Ohio.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

        a. Exhibits -
                           Description

           10.6  Property   Co-Tenancy    Ownership
                 Agreement  dated  March 10,  1997  between
                 the  Partnership and the Thomas W. Adamson
                 Family  Limited  Partnership  relating  to
                 the   property  at  161  E.  Campus   View
                 Boulevard, Columbus, Ohio.

           10.7  Purchase Agreement dated  March  17,
                 1997  between the Partnership  and  Robert
                 P.  Johnson  and  the  Thomas  W.  Adamson
                 Family Limited Partnership relating to the property at Old Airport Road and I-
                 81, Bristol, Virginia.

           10.8  Property   Co-Tenancy    Ownership
                 Agreement dated March 21, 1997 between the Partnership and the Thomas W. Adamson
                 Family Limited Partnership relating to the property at Old Airport Road and I-
                 81, Bristol, Virginia.

           10.9  Limited Option of First  Sale  dated
                 March  21,  1997  between the  Partnership
                 and  the  Thomas W. Adamson Family Limited
                 Partnership  relating to the  property  at
                 Old   Airport  Road  and  I-81,   Bristol,
                 Virginia.

          10.10  Purchase Agreement dated  March
                 17,  1997 between the Partnership and  the
                 Thomas    W.   Adamson   Family    Limited
                 Partnership  relating to the  property  at
                 5701   Emerald   Coast  Parkway,   Destin,
                 Florida.

          10.11  Property  Co-Tenancy  Ownership
                 Agreement  dated  March 21,  1997  between
                 the  Partnership and the Thomas W. Adamson
                 Family  Limited  Partnership  relating  to
                 the   property   at  5701  Emerald   Coast
                 Parkway, Destin, Florida.

          10.12  Limited  Option of  First  Sale
                 dated   March   21,   1997   between   the
                 Partnership  and  the  Thomas  W.  Adamson
                 Family  Limited  Partnership  relating  to
                 the   property   at  5701  Emerald   Coast
                 Parkway, Destin, Florida.

          10.13  Purchase Agreement dated  March
                 17,  1997 between the Partnership and  the
                 Thomas    W.   Adamson   Family    Limited
                 Partnership relating to the property at 161 E. Campus View Boulevard, Columbus,
                 Ohio.

          10.14  Property  Co-Tenancy  Ownership
                 Agreement  dated  March 21,  1997  between
                 the  Partnership and the Thomas W. Adamson
                 Family  Limited  Partnership  relating  to
                 the   property  at  161  E.  Campus   View
                 Boulevard, Columbus, Ohio.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

        a. Exhibits -
                          Description

         10.15  Limited  Option of  First  Sale
                dated   March   21,   1997   between   the
                Partnership  and  the  Thomas  W.  Adamson
                Family  Limited  Partnership  relating  to
                the   property  at  161  E.  Campus   View
                Boulevard, Columbus, Ohio.

          27    Financial Data Schedule  for  period
                ended March 31, 1997.

           b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1997          AEI Real Estate Fund XVIII
                              Limited Partnership
                               By:   AEI  Fund Management  XVIII,
Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)