Form 10QSB
period 1997-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1997-08-13
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1997 and  December 31, 1996

          Statements for the Periods ended June 30, 1997 and 1996:

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

                          BALANCE SHEET

               JUNE 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                       1997            1996

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 3,791,718      $ 2,359,926
  Receivables                                           2,214           12,870
                                                   -----------      -----------
      Total Current Assets                          3,793,932        2,372,796
                                                   -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              3,894,201        4,374,569
  Buildings and Equipment                           8,457,354        9,198,045
  Accumulated Depreciation                         (1,802,857)      (1,706,567)
                                                   -----------      -----------
                                                   10,548,698       11,866,047
  Real Estate Held for Sale                           772,958          792,877
                                                   -----------      -----------
      Net Investments in Real Estate               11,321,656       12,658,924
                                                   -----------      -----------
        Total Assets                              $15,115,588      $15,031,720
                                                   ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $     5,010      $   121,697
  Distributions Payable                               323,835          323,784
  Security Deposit                                          0              665
  Unearned Rent                                        50,713            5,000
                                                   -----------      -----------
      Total Current Liabilities                       379,558          451,146
                                                   -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (48,104)         (49,658)
  Limited Partners, $1,000 Unit Value;
  30,000 Units authorized; 22,783 Issued;
  21,764 Units outstanding                         14,784,134       14,630,232
                                                   -----------      -----------
    Total Partners' Capital                        14,736,030       14,580,574
                                                   -----------      -----------
      Total Liabilities and Partners' Capital     $15,115,588      $15,031,720
                                                   ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Three Months Ended          Six Months Ended
                              6/30/97       6/30/96      6/30/97       6/30/96
INCOME:
   Rent                    $  340,839     $  415,175   $  704,088   $  814,363
   Investment Income           51,941         24,573       86,606       53,890
                            ----------     ----------   ----------   ----------
        Total Income          392,780        439,748      790,694      868,253
                            ----------     ----------   ----------   ----------

EXPENSES:
   Partnership Administration -
     Affiliates                71,334         54,374      134,031      121,243
   Partnership Administration
     and Property Management -
     Unrelated Parties         24,126         71,697       49,747       99,347
   Depreciation                78,993        107,802      160,539      211,399
                            ----------     ----------   ----------   ----------
        Total Expenses        174,453        233,873      344,317      431,989
                            ----------     ----------   ----------   ----------

OPERATING INCOME              218,327        205,875      446,377      436,264

GAIN ON SALE OF REAL ESTATE         0        254,305      376,462      254,305

MINORITY INTEREST IN
  OPERATING INCOME                  0         (5,687)           0       (7,714)
                            ----------     ----------   ----------   ----------

NET INCOME                 $  218,327     $  454,493   $  822,839   $  682,855
                            ==========     ==========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners        $    2,183     $    4,545   $    8,228   $    6,829
   Limited Partners           216,144        449,948      814,611      676,026
                            ----------     ----------   ----------   ----------
                           $  218,327     $  454,493   $  822,839   $  682,855
                            ==========     ==========   ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (21,764 and 22,078 weighted average
 Units outstanding in 1997
 and 1996, respectively)   $     9.93     $    20.38   $    37.43   $    30.62
                            ==========     ==========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   822,839    $   682,855

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       160,539        211,399
     Gain on Sale of Real Estate                       (376,462)      (254,305)
     Decrease in Receivables                             10,656         22,791
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (116,687)        53,207
     Increase (Decrease) in Security Deposit               (665)        60,626
     Increase in Unearned Rent                           45,713              0
     Minority Interest                                        0         (3,236)
                                                     -----------    -----------
        Total Adjustments                              (276,906)        90,482
                                                     -----------    -----------
        Net Cash Provided By
        Operating Activities                            545,933        773,337
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                 0     (1,089,986)
   Proceeds from Sale of Real Estate                  1,553,191        962,297
                                                     -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                          1,553,191       (127,689)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable              51        (82,544)
   Distributions to Partners                           (667,383)      (667,385)
                                                     -----------    -----------
        Net Cash Used For
        Financing Activities                           (667,332)      (749,929)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               1,431,792       (104,281)

CASH AND CASH EQUIVALENTS, beginning of period        2,359,926      2,332,974
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period            $ 3,791,718    $ 2,228,693
                                                     ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1995  $  (29,971)  $16,380,078  $16,350,107    22,077.80

  Distributions                 (6,674)     (660,711)    (667,385)

  Net Income                     6,829       676,026      682,855
                             ----------   -----------  -----------  -----------
BALANCE, June 30, 1996      $  (29,816)  $16,395,393  $16,365,577    22,077.80
                             ==========   ===========  ===========  ===========


BALANCE, December 31, 1996  $  (49,658)  $14,630,232  $14,580,574    21,764.38

  Distributions                 (6,674)     (660,709)    (667,383)

  Net Income                     8,228       814,611      822,839
                             ----------   -----------  -----------  -----------
BALANCE, June 30, 1997      $  (48,104)  $14,784,134  $14,736,030    21,764.38
                             ==========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997

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

     No rents were collected from the Sizzler restaurants in the first six months of 1997 and 1996. The total amount of rent not collected in 1997 and 1996 was $198,471 and $196,614, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

     On January 23, 1997, the Partnership sold its interest in the Cincinnati restaurant to an unrelated third party. The Partnership received net sales proceeds of $19,867, which resulted in a net loss of $31,700, which was recognized as a real estate impairment in the fourth quarter of 1996.

     In December, 1996, the Partnership, in order to avoid additional property management expenses, decided to sell the Sizzler properties in Springboro and Fairfield rather than to continue to attempt to re-lease the properties. As a result, the properties were reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the properties would result in net proceeds of approximately $800,000. The Partnership's share of the proceeds would be approximately $773,000. A charge to operations for real estate impairment of $1,654,600 ($693,500 for the Springboro Sizzler, and $961,100 for the Fairfield Sizzler) was recognized in the fourth quarter of 1996, which is the difference between book value at December31, 1996 of $2,427,600 ($1,066,500 for the
     Springboro Sizzler and $1,361,100 for the Fairfield Sizzler) and the estimated market value of $773,000 ($373,000 for the Springboro Sizzler and $400,000 for the Fairfield Sizzler). The charge was recorded against the cost of the land, building and equipment.

     In May, 1997, the Partnership entered into an agreement to sell the Sizzler restaurant in Fairfield, Ohio to an unrelated third party. The sale price will be approximately $530,000, which is in excess of the book value of the property after the recognition of the real estate impairment. As a result, the Partnership will recognize a net gain of approximately $130,000.

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

     Through June 30, 1997, the Partnership sold 62.0519% of the Applebee's restaurant in Destin, Florida in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $933,902 which resulted in a total net gain of $314,924. The total cost and related accumulated depreciation of the interests sold was $694,224 and $75,246, respectively. For the six months ended June 30, 1997, the net gain was $153,716.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     Through June 30, 1997, the Partnership sold 49.2653% of a Taco Cabana restaurant in San Antonio, Texas in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $800,103 which resulted in a total net gain of $276,406. The total cost and related accumulated depreciation of the interests sold was $567,495 and $43,798, respectively. For the six months ended June 30, 1997, the net gain was $69,649.

     Through June 30, 1997, the Partnership sold 47.3553% of the Tractor Supply Company in Bristol, Virginia in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $709,795 which resulted in a total net gain of $110,391. The total cost and related accumulated depreciation of the interests sold was $609,695 and $10,291, respectively. For the six months ended June 30, 1997, the net gain was $72,607.

     Through June 30, 1997, the Partnership sold 14.1798% of the Champps Americana restaurant in Columbus, Ohio in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $439,635 which resulted in a total net gain of $80,490. The total cost and related accumulated depreciation of the interests sold was $363,773 and $4,628, respectively. For the six months ended June 30, 1997, the net gain was $80,490.

     On July 28, 1997, the Partnership sold an additional 11.8514% in the Champps Americana restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $365,000, which resulted in a net gain of approximately $67,500.

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

     On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for approximately $1,380,000. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

     During the first six months of 1997 and the year 1996, the Partnership distributed $60,467 and $372,366 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $2.75 and $16.85 per Limited Partnership Unit, respectively.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1997 and 1996, the Partnership recognized rental income of $704,088 and $814,363, respectively. During the same periods, the Partnership earned investment income of $86,606 and $53,890, respectively. In 1997, rental income decreased mainly as a result of the property sales and the Brownsville Taco Cabana situation discussed below. The decrease in rental income was partially offset by rental income received from two subsequent property acquisitions, rent increases on ten properties and additional investment income earned on the net proceeds from the property sales.

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

        No rents were collected from the Sizzler restaurants in the first six months of 1997 and 1996. The total amount of rent not collected in 1997 and 1996 was $198,471 and $196,614, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

        On January 23, 1997, the Partnership sold its interest in the Cincinnati restaurant to an unrelated third party. The Partnership received net sales proceeds of $19,867, which resulted in a net loss of $31,700, which was recognized as a real estate impairment in the fourth quarter of 1996.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In  December,  1996, the Partnership, in order  to  avoid
additional property management expenses, decided to sell the Sizzler properties in Springboro and Fairfield rather than to continue to attempt to re-lease the properties. As a result, the properties were reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the properties would result in net proceeds of approximately $800,000. The Partnership's share of the proceeds would be approximately $773,000. A charge to operations for real estate impairment of $1,654,600 ($693,500 for the Springboro Sizzler, and $961,100 for the Fairfield Sizzler) was recognized in the fourth quarter of 1996, which is the difference between book value at December31, 1996 of $2,427,600 ($1,066,500 for the
Springboro Sizzler and $1,361,100 for the Fairfield Sizzler) and the estimated market value of $773,000 ($373,000 for the Springboro Sizzler and $400,000 for the Fairfield Sizzler). The charge was recorded against the cost of the land, building and equipment.

       In May, 1997, the Partnership entered into an agreement to sell the Sizzler restaurant in Fairfield, Ohio to an unrelated third party. The sale price will be approximately $530,000, which is in excess of the book value of the property after the recognition of the real estate impairment. As a result, the Partnership will recognize a net gain of approximately $130,000.

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

        During the six months ended June 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $134,031 and $121,243, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $49,747 and $99,347, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to the same period in 1996, is the result of expenses incurred in 1996 related to the Sizzler situation discussed above.

        As of June 30, 1997, the Partnership's annualized cash distribution rate was 6.1%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

         During the six months ended June 30, 1997, the Partnership's cash balances increased $1,431,792 mainly as the result of the sale of properties discussed below. Net cash provided by operating activities decreased from $773,337 in 1996 to $545,933 in 1997. The decrease was due to net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the six months ended June30, 1997 and 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $1,553,191 and $962,297, respectively.

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

        Through June 30, 1997, the Partnership sold 62.0519% of the Applebee's restaurant in Destin, Florida in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $933,902 which resulted in a total net gain of $314,924. The total cost and related accumulated depreciation of the interests sold was $694,224 and $75,246, respectively. For the six months ended June 30, 1997, the net gain was $153,716.

        Through June 30, 1997, the Partnership sold 49.2653% of a Taco Cabana restaurant in San Antonio, Texas in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $800,103 which resulted in a total net gain of $276,406. The total cost and related accumulated depreciation of the interests sold was $567,495 and $43,798, respectively. For the six months ended June 30, 1997, the net gain was $69,649.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through June 30, 1997, the Partnership sold 47.3553% of the Tractor Supply Company in Bristol, Virginia in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $709,795 which resulted in a total net gain of $110,391. The total cost and related accumulated depreciation of the interests sold was $609,695 and $10,291, respectively. For the six months ended June 30, 1997, the net gain was $72,607.

        Through June 30, 1997, the Partnership sold 14.1798% of the Champps Americana restaurant in Columbus, Ohio in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $439,635 which resulted in a total net gain of $80,490. The total cost and related accumulated depreciation of the interests sold was $363,773 and $4,628, respectively. For the six months ended June 30, 1997, the net gain was $80,490.

        On July 28, 1997, the Partnership sold an additional 11.8514% in the Champps Americana restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $365,000, which resulted in a net gain of approximately $67,500.

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

       On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for approximately $1,380,000. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

       During the first six months of 1997 and the year 1996, the Partnership distributed $60,467 and $372,366 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $2.75 and $16.85 per Limited Partnership Unit, respectively.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits -
                          Description

         10.1  Purchase  Agreement  dated  May  31,
               1997 between the Partnership and Shun  Cho
               Young  and  Chung Hsi Ho relating  to  the
               property    at    6435   Dixie    Highway,
               Fairfield, Ohio.

         10.2  Sale   and   Leaseback   Financing
               Commitment  dated  June 30,  1997  between
               AEI     Fund    Management,    Inc.    and
               Fuddrucker's,   Inc.   relating   to   the
               property  at  12020  Pennsylvania  Street,
               Thornton, Colorado.

         10.3  Letter of Assignment dated July  15,
               1997  between the Partnership and AEI Fund
               Management, Inc. relating to the property at 12020 Pennsylvania Street, Thornton,
               Colorado.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

        a. Exhibits -
                          Description

        10.4  Purchase  Agreement dated  July  25,
              1997    between   the   Partnership    and
              Calderwood       Investments       Limited
              Partnership relating to the property at 161 E. Campus View Boulevard, Columbus,
              Ohio.

        10.5  Property   Co-tenancy    Ownership
              Agreement dated July 28, 1997 between  the
              Partnership   and  Calderwood  Investments
              Limited   Partnership  relating   to   the
              property  at 161 E. Campus View Boulevard,
              Columbus, Ohio.

        10.6  Net  Lease Agreement dated July  30,
              1977    between   the   Partnership    and
              Fuddrucker's,   Inc.   relating   to   the
              property  at  12020  Pennsylvania  Street,
              Thornton, Colorado.

         27    Financial Data Schedule  for  period
               ended June 30, 1997.

         b. Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 5, 1997        AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management XVIII, Inc.
                              Its: Managing General Partner



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