Form 10QSB
period 1997-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1997-11-13
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1997 and December 31, 1996

          Statements for the Periods ended September 30, 1997 and 1996:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                      1997            1996

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 3,996,690      $ 2,359,926
  Receivables                                          2,348           12,870
                                                  -----------      -----------
      Total Current Assets                         3,999,038        2,372,796
                                                  -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,958,287        4,374,569
  Buildings and Equipment                          8,924,928        9,198,045
  Property Acquisition Costs                          69,871                0
  Accumulated Depreciation                        (1,817,861)      (1,706,567)
                                                  -----------      -----------
                                                  11,135,225       11,866,047
  Real Estate Held for Sale                          372,980          792,877
                                                  -----------      -----------
      Net Investments in Real Estate              11,508,205       12,658,924
                                                  -----------      -----------
            Total  Assets                        $15,507,243      $15,031,720
                                                  ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    55,016      $   121,697
  Distributions Payable                              323,389          323,784
  Security Deposit                                         0              665
  Unearned Rent                                       52,266            5,000
                                                  -----------      -----------
      Total Current Liabilities                      430,671          451,146
                                                  -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (44,698)         (49,658)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   21,764 Units outstanding                       15,121,270       14,630,232
                                                  -----------      -----------
      Total Partners' Capital                     15,076,572       14,580,574
                                                  -----------      -----------
        Total Liabilities and Partners' Capital  $15,507,243      $15,031,720
                                                  ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended         Nine Months Ended
                               9/30/97      9/30/96     9/30/97       9/30/96

INCOME:
   Rent                     $  354,720   $  419,358   $ 1,058,808   $ 1,233,721
   Investment Income            42,784       25,781       129,390        79,671
                             ---------    ---------    ----------    ----------
        Total Income           397,504      445,139     1,188,198     1,313,392
                             ---------    ---------    ----------    ----------

EXPENSES:
   Partnership Administration -
    Affiliates                  61,897       63,639       195,928       184,882
   Partnership Administration
    and Property Management -
    Unrelated Parties           46,728       40,749        96,475       140,096
   Depreciation                 83,649      108,398       244,188       319,797
                             ---------    ---------    ----------    ----------
        Total Expenses         192,274      212,786       536,591       644,775
                             ---------    ---------    ----------    ----------

OPERATING INCOME               205,230      232,353       651,607       668,617

GAIN ON SALE OF REAL ESTATE    468,544       90,156       845,006       344,461

MINORITY INTEREST IN NET INCOME      0      (13,081)            0       (20,795)
                             ---------    ---------    ----------    ----------

NET INCOME                  $  673,774   $  309,428   $ 1,496,613   $   992,283
                             =========    =========    ==========    ==========

NET INCOME ALLOCATED:
   General Partners         $    6,738   $    3,094   $    14,966   $     9,923
   Limited Partners            667,036      306,334     1,481,647       982,360
                             ---------    ---------    ----------    ----------
                            $  673,774   $  309,428   $ 1,496,613   $   992,283
                             =========    =========    ==========    ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (21,764 and 22,078 weighted average
  Units outstanding in 1997
  and 1996, respectively)   $    30.65   $    13.87   $     68.08   $     44.49
                             =========    =========    ==========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $ 1,496,613    $   992,283

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      244,188        319,797
     Gain on Sale of Real Estate                      (845,006)      (344,461)
     Decrease in Receivables                            10,522         21,064
     Decrease in Payable to
        AEI Fund Management, Inc.                      (66,681)        (7,008)
     Increase (Decrease) in Security Deposit              (665)        31,010
     Increase in Unearned Rent                          47,266         45,160
     Minority Interest                                       0         (5,795)
                                                    -----------    -----------
        Total Adjustments                             (610,376)        59,767
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           886,237      1,052,050
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                     (1,445,445)    (1,911,639)
     Proceeds from Sale of Real Estate - Net of
      Minority Interest                              3,196,982      1,303,490
                                                    -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                         1,751,537       (608,149)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                      (395)       (82,554)
   Distributions to Partners                        (1,000,615)    (1,001,078)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                        (1,001,010)    (1,083,632)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                 1,636,764       (639,731)

CASH AND CASH EQUIVALENTS, beginning of period       2,359,926      2,332,974
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period           $ 3,996,690    $ 1,693,243
                                                    ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                      Limited
                                                                    Partnership
                                General      Limited                   Units
                                Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995    $ (29,971)  $16,380,078  $16,350,107    22,077.80

  Distributions                 (10,011)     (991,067)  (1,001,078)

  Net Income                      9,923       982,360      992,283
                               ---------   -----------  -----------  ----------
BALANCE, September 30, 1996   $ (30,059)  $16,371,371  $16,341,312    22,077.80
                               =========   ===========  ===========  ==========


BALANCE, December 31, 1996    $ (49,658)  $14,630,232  $14,580,574    21,764.38

  Distributions                 (10,006)     (990,609)  (1,000,615)

  Net Income                     14,966     1,481,647    1,496,613
                               ---------   -----------  -----------  ----------
BALANCE, September 30, 1997   $ (44,698)  $15,121,270  $15,076,572    21,764.38
                               =========   ===========  ===========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997

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

     No rents were collected from the Sizzler restaurants in the first nine months of 1997 and 1996. The total amount of rent not collected in 1997 and 1996 was $293,173 and
     $296,145, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

     On January 23, 1997, the Partnership sold its interest in the Cincinnati restaurant to an unrelated third party. The Partnership received net sales proceeds of $19,867, which resulted in a net loss of $31,700, which was recognized as a real estate impairment in the fourth quarter of 1996.

     In December, 1996, the Partnership, in order to avoid additional property management expenses, decided to sell the Sizzler properties in Springboro and Fairfield rather than to continue to attempt to re-lease the properties. As a result, the properties were reclassified on the balance sheet to Real Estate Held for Sale. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the properties would result in net proceeds of approximately $800,000. The Partnership's share of the proceeds would be approximately $773,000. A charge to operations for real estate impairment of $1,654,600 ($693,500 for the Springboro Sizzler, and $961,100 for the Fairfield Sizzler) was recognized in the fourth quarter of 1996, which is the difference between book value at December 31, 1996 of $2,427,600 ($1,066,500 for the
     Springboro Sizzler and $1,361,100 for the Fairfield Sizzler) and the estimated market value of $773,000 ($373,000 for the Springboro Sizzler and $400,000 for the Fairfield Sizzler). The charge was recorded against the cost of the land, building and equipment.

     On September 22, 1997, the Partnership sold the Sizzler restaurant in Fairfield, Ohio to an unrelated third party. The Partnership received net sale proceeds of $528,476, which is in excess of the book value of the property after the recognition of the real estate impairment. As a result, the Partnership recognized a net gain of $128,498.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of
     $74,525 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

     In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy rents and real estate taxes due. In 1997, the Partnership took possession of the property and listed it for sale or re-lease. While the property is being sold or re-leased, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

     Through September 30, 1997, the Partnership sold 94.1709% of the Applebee's restaurant in Destin, Florida in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,413,627 which resulted in a total net gain of $481,379. The total cost and related accumulated depreciation of the interests
     sold  was  $1,053,565 and $121,317, respectively.   For  the
     nine months ended September 30, 1997, the net gain was $320,171.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     Through September 30, 1997, the Partnership sold 64.9377% of a Taco Cabana restaurant in San Antonio, Texas in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,067,551 which resulted in a total net gain of $379,348. The total cost and related accumulated depreciation of the interests sold was $748,028 and $59,825, respectively. For the nine months ended September 30, 1997 and 1996, the net gain was $172,591 and $70,396, respectively.

     Through September 30, 1997, the Partnership sold 47.3553% of the Tractor Supply Company in Bristol, Virginia in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $709,795 which resulted in a total net gain of $110,391. The total cost and related accumulated depreciation of the interests sold was $609,695 and $10,291, respectively. For the nine months ended September 30, 1997 and 1996, the net gain was $72,607 and $16,621, respectively.

     Through September 30, 1997, the Partnership sold 26.0312% of the Champps Americana restaurant in Columbus, Ohio in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $807,777 which resulted in a total net gain of $151,139. The total cost and related accumulated depreciation of the interests sold was $667,813 and $11,175, respectively. For the nine months ended September 30, 1997, the net gain was $151,139.

     In October, 1997, the Partnership sold an additional 25.6924% of the Taco Cabana restaurant in San Antonio, Texas, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $440,000, which resulted in a net gain of approximately $171,000.

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

     On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,375,573. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

     During the first nine months of 1997 and the year 1996, the Partnership distributed $104,820 and $372,366 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.77 and $16.85 per Limited Partnership Unit, respectively.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1997 and 1996, the Partnership recognized rental income of $1,058,808 and
$1,233,721, respectively. During the same periods, the Partnership earned investment income of $129,390 and $79,671, respectively. In 1997, rental income decreased mainly as a result of the property sales and the Brownsville Taco Cabana situation discussed below. The decrease in rental income was partially offset by rental income received from three subsequent property acquisitions, rent increases on eleven properties and additional investment income earned on the net proceeds from the property sales.

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

        No rents were collected from the Sizzler restaurants in the first nine months of 1997 and 1996. The total amount of rent not collected in 1997 and 1996 was $293,173 and $296,145, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

        On September 22, 1997, the Partnership sold the Sizzler restaurant in Fairfield, Ohio to an unrelated third party. The Partnership received net sale proceeds of $528,476, which is in excess of the book value of the property after the recognition of the real estate impairment. As a result, the Partnership recognized a net gain of $128,498.

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of $74,525 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

        In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy rents and real estate taxes due. In 1997, the Partnership took possession of the property and listed it for sale or re-lease. While the property is being sold or re-leased, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

        During the nine months ended September 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $195,928 and $184,882, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $96,475 and $140,096, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to the same period in 1996, is the result of expenses incurred in 1996 related to the Sizzler situation discussed above.

        As of September 30, 1997, the Partnership's annualized cash distribution rate was 6.1%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1997, the Partnership's cash balances increased $1,636,764 mainly as the result of the sale of properties discussed below. Net cash provided by operating activities decreased from $1,052,050 in 1996 to $886,237 in 1997 mainly as a result of a decrease in income in 1997, when compared to 1996, and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the nine months ended September 30, 1997 and 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $3,196,982 and $1,303,490, respectively. During the same periods, the Partnership expended $1,445,445 and $1,911,639, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

        Through September 30, 1997, the Partnership sold 94.1709% of the Applebee's restaurant in Destin, Florida in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,413,627 which resulted in a total net gain of $481,379. The total cost and related accumulated depreciation of the interests sold was $1,053,565 and $121,317, respectively. For the nine months ended September 30, 1997, the net gain was $320,171.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through September 30, 1997, the Partnership sold 64.9377% of a Taco Cabana restaurant in San Antonio, Texas in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,067,551 which resulted in a total net gain of $379,348. The total cost and related accumulated depreciation of the interests sold was $748,028 and $59,825, respectively. For the nine months ended September 30, 1997 and 1996, the net gain was $172,591 and $70,396, respectively.

        Through September 30, 1997, the Partnership sold 47.3553% of the Tractor Supply Company in Bristol, Virginia in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $709,795 which resulted in a total net gain of $110,391. The total cost and related accumulated depreciation of the interests sold was $609,695 and $10,291, respectively. For the nine months ended September 30, 1997 and 1996, the net gain was $72,607 and $16,621, respectively.

        Through September 30, 1997, the Partnership sold 26.0312% of the Champps Americana restaurant in Columbus, Ohio in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $807,777 which resulted in a total net gain of $151,139. The total cost and related accumulated depreciation of the interests sold was $667,813 and $11,175, respectively. For the nine months ended September 30, 1997, the net gain was $151,139.

        In October, 1997, the Partnership sold an additional 25.6924% of the Taco Cabana restaurant in San Antonio, Texas, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $440,000, which resulted in a net gain of approximately $171,000.

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

       On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,375,573. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

        During the first nine months of 1997 and the year 1996, the Partnership distributed $104,820 and $372,366 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.77 and $16.85 per Limited Partnership Unit, respectively.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On October 1, 1997, seventeen Limited Partners redeemed a total of 277.1 Partnership Units for $193,337 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-one Limited Partners redeemed 1,018.42 Partnership Units for $835,859. The redemptions increase the remaining Limited PartnersO ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       In September, 1997, the Managing General Partner solicited by mail a proxy statement to propose an Amendment to the Limited Partnership Agreement. The Amendment made changes to the PartnershipOs Unit repurchase provisions. In order for a proposed Amendment to be adopted, a majority of the Units must be voted in favor of the Amendment. Of the 21,764 outstanding Units, 11,694 voted for the Amendment, 442 voted against and 262 abstained. As a result, the Amendment was adopted.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                             Description

           10.1  Purchase  Agreement dated  July  16,
                 1997  between the Partnership and  Stanley
                 E.  LaCorte  relating to the  property  at
                 5701   Emerald   Coast  Parkway,   Destin,
                 Florida.

           10.2  Purchase Agreement dated August  19,
                 1997  between the Partnership  and  Truong
                 Hoang, Trustee and Thanh Do, Trustee of the Hoang-Do Family Living Trust relating to the property at 5701 Emerald Coast
                 Parkway, Destin, Florida.

           10.3  Property   Co-tenancy    Ownership
                 Agreement  dated September9, 1997  between
                 the  Partnership and Truong Hoang, Trustee
                 and  Thanh  Do,  Trustee of  the  Hoang-Do
                 Family   Living  Trust  relating  to   the
                 property  at  5701 Emerald Coast  Parkway,
                 Destin, Florida.

           10.4  Purchase  Agreement dated  September
                 9,  1997 between the Partnership and  Nick
                 DeVito, Inc. relating to the property at 6867 Highway 90 West, San Antonio, Texas.

           10.5  Property   Co-tenancy    Ownership
                 Agreement dated September22, 1997 between the Partnership and Stanley E. LaCorte relating to the property at 5701 Emerald
                 Coast Parkway, Destin, Florida.

           10.6  Property   Co-tenancy    Ownership
                 Agreement dated September25, 1997 between the Partnership and Nick DeVito, Inc.
                 relating  to the property at 6867  Highway
                 90 West, San Antonio, Texas.

           10.7  Purchase  Agreement dated  September
                 30,   1997  between  the  Partnership  and
                 Reginald  O. Hill, Trustee of the Reginald
                 O.  Hill  Trust  dated 5/25/95  and  Donna
                 Jean  Hill, Trustee of the Donna Jean Hill
                 Trust   dated  5/25/95  relating  to   the
                 property  at  6867 Highway  90  West,  San
                 Antonio, Texas.

           10.8  Purchase Agreement dated October  5,
                 1997  between the Partnership and  Anthony
                 Drago,  Trustee,  U/A  DTD  8/19/80,   FBO
                 Anthony and Sydelle Drago Family Trust relating to the property at 6867 Highway
                 90 West, San Antonio, Texas.

           10.9  Property   Co-tenancy    Ownership
                 Agreement  dated October 9,  1997  between
                 the  Partnership  and  Reginald  O.  Hill,
                 Trustee  of  the Reginald  O.  Hill  Trust
                 dated   5/25/95  and  Donna   Jean   Hill,
                 Trustee of the Donna Jean Hill Trust dated 5/25/95 relating to the property at 6867 Highway 90 West, San Antonio, Texas.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

      a. Exhibits -
                           Description

          10.10  Property  Co-tenancy  Ownership
                 Agreement  dated October 24, 1997  between
                 the   Partnership   and   Anthony   Drago,
                 Trustee, U/A DTD 8/19/80, FBO Anthony  and
                 Sydelle Drago Family Trust relating to the property at 6867 Highway 90 West, San
                 Antonio, Texas.

            27   Financial Data Schedule  for  period
                 ended September 30, 1997.

       b.  Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 4, 1997      AEI Real Estate Fund XVIII
                              Limited Partnership
                              By:  AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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