Form 10KSB
period 1997-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1998-03-27
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1997

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

The Issuer's revenues for year ended December 31, 1997 were $1,609,233.

As of February 28, 1998, there were 21,413.28 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $21,413,280.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties within twelve years after acquisition. Prior to commencing the liquidation of the Partnership, the General Partners may reinvest the proceeds from the sale of properties in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the aggregate purchase price of all Partnership properties.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 14 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

        On January 23, 1997, the Partnership sold its interest in the Cincinnati restaurant to an unrelated third party. The Partnership received net sales proceeds of $19,867, which resulted in a net loss of $31,700, which was recognized as a real estate impairment in 1996.

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

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of $75,775 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Rally's properties was approximately $270,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $220,500 was recognized, which is the difference between the book value at December 31, 1997 of $490,500 and the estimated fair value of $270,000. The charge was recorded against the cost of the building and equipment.

        In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy 1996 rent income and real estate taxes due and a portion of the real estate taxes due in 1997. In 1997, the Partnership took possession of the property and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $115,285 in rent in 1997. This amount was not accrued for financial reporting purposes. While the property is being sold or re-leased, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Brownsville property was approximately $466,600. In the fourth quarter of 1997, a charge to operations for real estate impairment of $239,600 was recognized, which is the difference between the book value at December 31, 1997 of $706,200 and the estimated fair value of $466,600. The charge was recorded against the cost of the land and building.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        Through December 31, 1997, the Partnership sold 94.1709% of the Applebee's restaurant in Destin, Florida in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,413,627 which resulted in a total net gain of $481,379. The total cost and related accumulated depreciation of the interests sold was $1,053,565 and $121,317, respectively. For the years ended December 31, 1997 and 1996, the net gain was $320,171 and $124,583, respectively.

        Through December 31, 1997, the Partnership sold 90.6301% of a Taco Cabana restaurant in San Antonio, Texas in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,520,182 which resulted in a total net gain of $562,654. The total cost and related accumulated depreciation of the interests sold was $1,043,983 and $86,455, respectively. For the years ended December 31, 1997 and 1996, the net gain was $355,897 and $206,757, respectively.

        Through December 31, 1997, the Partnership sold 77.4842% of its interest in the Tractor Supply Company in Bristol, Virginia in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,189,572 which resulted in a total net gain of $217,301. The total cost and related accumulated depreciation of the interests sold was $997,602 and $25,331, respectively. For the years ended December 31, 1997 and 1996, the net gain was $179,517 and $37,784, respectively.

       During 1997, the Partnership sold 26.0312% of its interest in the Champps Americana restaurant in Columbus, Ohio in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $807,777 which resulted in a total net gain of $151,139. The total cost and related accumulated depreciation of the interests sold was $667,813 and $11,175, respectively.

        Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on December 4, 1995. In December, 1996, the Managing General Partner proposed an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the Taco Cabana restaurants, Tractor Supply Company and subsequent property sales in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

       On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $43,208 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

         In January, 1998, the Partnership entered into an agreement to purchase a 45% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The purchase price will be approximately $610,650. The property will be leased to Tumbleweed, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $62,600.

Major Tenants

        During 1997, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 72% of the Partnership's total rental revenue in 1997. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1998 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The
Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the aggregate purchase price of all Partnership properties.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1997.


                              Total Property                Annual     Annual
                    Purchase    Acquisition                 Lease      Rent Per
Property              Date         Costs       Lessee       Payment    Sq. Ft.

Children's World                           Children's World
Daycare Center                                 Learning
 Phoenix, AZ        9/29/89   $  883,486    Centers, Inc.   $112,946   $ 14.94

Pasta Fair Restaurant                       Pasta Fair of
 Belleview, FL      4/11/90   $  932,862    Belleview, Inc. $ 60,000   $  9.84

Children's World                          Children's World
Daycare Center                               Learning
 Blue Springs, MO   6/27/90   $  791,271   Centers, Inc.    $ 96,081   $ 12.01

Sizzler Restaurant
 Springboro, OH
 (93.2478%)         8/24/90   $1,310,561        (1)

Children's World                           Children's World
Daycare Center                                Learning
 Lenexa, KS         9/13/90   $  983,527   Centers, Inc.    $119,955   $ 14.97

Taco Cabana Restaurant                       Texas Taco
 San Antonio, TX   12/29/90   $1,406,426     Cabana L.P.    $197,764   $ 72.23

Cheddar's Restaurant                          Heartland
 Clive, IA          1/22/91   $1,392,248   Restaurant Corp. $202,777   $ 28.16


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                              Total Property                Annual     Annual
                    Purchase    Acquisition                 Lease      Rent Per
Property              Date         Costs       Lessee       Payment    Sq. Ft.

Children's World                           Children's World
Daycare Center                                Learning
 Westerville, OH     6/21/91  $  990,261   Centers,  Inc.    $118,863  $ 14.89

Taco Cabana Restaurant
 San Antonio, TX                             Texas Taco
 (9.3699%)           7/19/91  $  107,933     Cabana L.P.     $ 15,499  $ 36.96

Taco Cabana Restaurant
 Brownsville, TX      8/9/91  $  799,938         (2)

Applebee's Restaurant
 Destin, FL
 (5.8291%)           11/1/91  $   65,215    T.S.S.O., Inc.   $  8,615  $ 30.72

Children's World                           Children's World
Daycare Center                                Learning
 Columbus, OH        8/10/92  $1,019,202   Centers, Inc.     $124,260  $ 14.06

Rally's Restaurant                          Red Line San
 San Antonio, TX     12/7/92  $  303,640   Antonio One, LTD  $ 15,000  $ 25.51

Rally's Restaurant                          Red Line San
 San Antonio, TX     12/7/92  $  308,997   Antonio One, LTD  $ 15,000  $ 25.51

Applebee's Restaurant                     Southland Restaurant
 Slidell, LA                                   Development
 (27%)                5/5/93  $  280,018     Company, L.L.C. $ 41,161  $ 33.28

HomeTown Buffet Restaurant
 Tucson, AZ                                      JB's
 (24%)               6/16/93  $  303,733   Restaurants, Inc. $ 40,957  $ 17.75

Tractor Supply Company Store
 Bristol, VA                               Tractor Supply
 (7.5158%)           4/10/96  $   96,765      Company        $ 10,317  $  7.32

Champps Restaurant                           Americana
 Columbus, OH                                 Dining
 (6.1688%)           8/29/96  $  158,257    Corporation      $ 17,402  $ 34.53

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                                Total Property              Annual     Annual
                    Purchase     Acquisition                Lease      Rent Per
Property              Date         Costs       Lessee       Payment    Sq. Ft.

Fuddrucker's Restaurant
 Thornton, CO       7/30/97   $1,405,771  Fuddrucker's, Inc.  $148,387 $ 29.81

Champps Americana
 Restaurant
 Troy, MI                                     Champps
 (land only) (3)                           Entertainment,
 (23.95%)          12/23/97   $  361,889        Inc.          $ 25,332 $   .96


(1)The property is vacant and listed for sale.
(2)The property is vacant and listed for sale or lease.
(3)Restaurant is under construction as of December 31, 1997.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Sizzler restaurant is owned by AEI Real Estate Fund 86-A Limited Partnership. The remaining interest in the Applebee's restaurant in Slidell, Louisiana is owned by AEI Real Estate fund XVI Limited Partnership. The remaining interests in the HomeTown Buffet restaurant are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Institutional Net Lease Fund '93 Limited Partnership and an unrelated third party. The remaining interests in the Champps restaurant in Columbus, Ohio are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. The remaining interests in the Taco Cabana restaurant in San Antonio, Texas, the Applebee's restaurant in Destin, Florida, and the Tractor Supply Company store are owned by unrelated third parties. The remaining interests in the Champps restaurant in Troy, Michigan are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership.

        The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

        The initial Lease terms are for 20 years except for the Taco Cabana restaurants in San Antonio, Texas, the Rally's restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company store, which has a Lease term of 14 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Applebee's in Slidell, Louisiana, Fuddrucker's and Rally's restaurants which have renewal options that may extend the Lease term an additional 15 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years or 39 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        During the last five years, or since the date of purchase if purchased after December 31, 1992, all properties were 100 percent occupied by the lessees noted, with the exception of the Sizzler property, which was 100 percent occupied until June, 1994 and the Taco Cabana restaurant in Brownsville, Texas which was 100% occupied until January, 1997 and have been vacant since those dates.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1997, there were 1,601 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1997, seventeen Limited Partners redeemed a total of 277.1 Partnership Units for $192,912 in accordance with the Partnership Agreement. In prior years, a total of sixty-one Limited Partners redeemed 1,018.42 Partnership Units for $835,859 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.  (Continued)

       Cash distributions of $13,307 and $15,703 were made to the General Partners and $1,124,461 and $1,321,421 were made to the Limited Partners in 1997 and 1996, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $103,771 and $368,643 of proceeds from property sales in 1997 and 1996, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1997 and 1996, the Partnership recognized rental income of $1,418,118 and
$1,621,285, respectively. During the same periods, the Partnership earned investment income of $191,115 and $103,442, respectively. In 1997, rental income decreased mainly as a result of the property sales and Brownsville Taco Cabana situation discussed below. The decrease in rental income was partially offset by rental income received from four property acquisitions in 1997 and 1996, rent increases on eleven properties and additional investment income earned on the net proceeds from the property sales.

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

        No rents were collected from the Sizzler restaurants in 1997 and 1996. The total amount of rent not collected in 1997 and 1996 was $339,093 and $396,541, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

        On January 23, 1997, the Partnership sold its interest in the Cincinnati restaurant to an unrelated third party. The Partnership received net sales proceeds of $19,867, which resulted in a net loss of $31,700, which was recognized as a real estate impairment in 1996.

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

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of $75,775 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Rally's properties was approximately $270,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $220,500 was recognized, which is the difference between the book value at December 31, 1997 of $490,500 and the estimated fair value of $270,000. The charge was recorded against the cost of the building and equipment.

        In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy 1996 rent income and real estate taxes due and a portion of the real estate taxes due in 1997. In 1997, the Partnership took possession of the property and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $115,285 in rent in 1997. This amount was not accrued for financial reporting purposes. While the property is being sold or re-leased, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Brownsville property was approximately $466,600. In the fourth quarter of 1997, a charge to operations for real estate impairment of $239,600 was recognized, which is the difference between the book value at December 31, 1997 of $706,200 and the estimated fair value of $466,600. The charge was recorded against the cost of the land and building.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $249,520 and $247,414, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $98,128 and $190,019, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1996 related to the Sizzler situation discussed above.

       As of December 31, 1997, the Partnership's annualized cash distribution rate was 6.1%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

Liquidity and Capital Resources

        During 1997, the Partnership's cash balances increased $1,853,357 as a result of cash generated from the sale of property which was partially offset by cash used to purchase additional properties and distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $1,390,207 in 1996 to $1,155,326 in 1997 mainly as a result of a decrease in income in 1997 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in expenses in 1997.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1997 and 1996, the Partnership generated cash flow from the sale of real estate of $4,129,390 and $2,201,332, respectively. During the same periods, the Partnership expended $1,908,049 and $1,911,639, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

       The Partnership used the majority of the proceeds from two property sales in 1995 to purchase two properties in 1996, as discussed below. The remainder of the proceeds from these sales were distributed to the Partners in 1995 and 1996.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        Through December 31, 1997, the Partnership sold 94.1709% of the Applebee's restaurant in Destin, Florida in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,413,627 which resulted in a total net gain of $481,379. The total cost and related accumulated depreciation of the interests sold was $1,053,565 and $121,317, respectively. For the years ended December 31, 1997 and 1996, the net gain was $320,171 and $124,583, respectively.

        Through December 31, 1997, the Partnership sold 90.6301% of a Taco Cabana restaurant in San Antonio, Texas in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,520,182 which resulted in a total net gain of $562,654. The total cost and related accumulated depreciation of the interests sold was $1,043,983 and $86,455, respectively. For the years ended December 31, 1997 and 1996, the net gain was $355,897 and $206,757, respectively.

        Through December 31, 1997, the Partnership sold 77.4842% of its interest in the Tractor Supply Company in Bristol, Virginia in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,189,572 which resulted in a total net gain of $217,301. The total cost and related accumulated depreciation of the interests sold was $997,602 and $25,331, respectively. For the years ended December 31, 1997 and 1996, the net gain was $179,517 and $37,784, respectively.

       During 1997, the Partnership sold 26.0312% of its interest in the Champps Americana restaurant in Columbus, Ohio in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $807,777 which resulted in a total net gain of $151,139. The total cost and related accumulated depreciation of the interests sold was $667,813 and $11,175, respectively.

       During 1997 and 1996, the Partnership distributed $104,820 and $372,366 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.77 and $16.85 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on December 4, 1995. In December, 1996, the Managing General Partner proposed an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the Taco Cabana restaurants, Tractor Supply Company and subsequent property sales in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

       On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $43,208 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

         In January, 1998, the Partnership entered into an agreement to purchase a 45% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The purchase price will be approximately $610,650. The property will be leased to Tumbleweed, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $62,600.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 1997, seventeen Limited Partners redeemed a total of 277.1 Partnership Units for $192,912 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-one Limited Partners redeemed 1,018.42 Partnership Units for $835,859. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the
Partnership's financial condition and results of operations, including the following:

<bullet>  Market  and economic conditions which affect the  value of the properties the Partnership owns and the cash from rental income such properties generate;

<bullet>  the  federal income tax consequences of rental  income, deductions, gain on sales and other items and the affects of these consequences for investors;

<bullet>  resolution  by  the General Partners of conflicts  with which they may be confronted;

<bullet>  the   success  of  the  General  Partners  of  locating
          properties with favorable risk return characteristics;

<bullet>  the effect of tenant defaults; and

<bullet>  the condition of the industries in which the tenants of properties owned by the Partnership operate.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors

Balance Sheet as of December 31, 1997 and 1996

Statements for the Years Ended December 31, 1997 and 1996:

     Operations

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1997 and 1996 and the related statements of operations, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Minneapolis,  Minnesota             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 4, 1998                    Certified Public Accountants

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                        1997           1996

CURRENT ASSETS:
  Cash and Cash Equivalents                         $ 4,213,283    $ 2,359,926
  Receivables                                            20,547         12,870
                                                     -----------    -----------
      Total Current Assets                            4,233,830      2,372,796
                                                     -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                3,970,611      4,374,569
  Buildings and Equipment                             8,160,729      9,198,045
  Construction in Progress                               43,208              0
  Property Acquisition Costs                             97,181              0
  Accumulated Depreciation                           (1,853,954)    (1,706,567)
                                                     -----------    -----------
                                                     10,417,775     11,866,047
  Real Estate Held for Sale                             372,980        792,877
                                                     -----------    -----------
      Net Investments in Real Estate                 10,790,755     12,658,924
                                                     -----------    -----------
           Total Assets                             $15,024,585    $15,031,720
                                                     ===========    ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    23,780    $   121,697
  Distributions Payable                                 131,154        323,784
  Security Deposit                                            0            665
  Unearned Rent                                           5,000          5,000
                                                     -----------    -----------
      Total Current Liabilities                         159,934        451,146
                                                     -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (46,818)       (49,658)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   21,487 and 21,764 outstanding in 1997
   and 1996, respectively                            14,911,469     14,630,232
                                                     -----------    -----------
     Total Partners' Capital                         14,864,651     14,580,574
                                                     -----------    -----------
       Total Liabilities and Partners' Capital      $15,024,585    $15,031,720
                                                     ===========    ===========

 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 3l


                                                       1997            1996

INCOME:
  Rent                                             $ 1,418,118     $ 1,621,285
  Investment Income                                    191,115         103,442
                                                    -----------     -----------
      Total Income                                   1,609,233       1,724,727
                                                    -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates              249,520         247,414
  Partnership Administration and Property
     Management - Unrelated Parties                     98,128         190,019
  Depreciation                                         321,950         423,605
  Real Estate Impairment                               460,100       1,686,300
                                                    -----------     -----------
      Total Expenses                                 1,129,698       2,547,338
                                                    -----------     -----------

OPERATING INCOME (LOSS)                                479,535        (822,611)

GAIN ON SALE OF REAL ESTATE                          1,135,222         623,429
                                                    -----------     -----------
NET INCOME (LOSS)                                  $ 1,614,757     $  (199,182)
                                                    ===========     ===========

NET INCOME (LOSS) ALLOCATED:
  General Partners                                 $    16,147     $    (3,984)
  Limited Partners                                   1,598,610        (195,198)
                                                    -----------     -----------
                                                   $ 1,614,757     $  (199,182)
                                                    ===========     ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
(21,695 and 21,999 weighted average Units outstanding
  in 1997 and 1996, respectively)                  $     73.69     $     (8.87)
                                                    ===========     ===========




 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 3l

                                                        1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                $ 1,614,757   $  (199,182)

  Adjustments To Reconcile Net Income (Loss)
  To Net Cash Provided By Operating Activities:
     Depreciation                                      321,950       423,605
     Real Estate Impairment                            460,100     1,686,300
     Gain on Sale of Real Estate                    (1,135,222)     (623,429)
     (Increase) Decrease in Receivables                 (7,677)       30,519
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (97,917)       71,729
     Increase (Decrease) in Security Deposit              (665)          665
                                                    -----------   -----------
       Total Adjustments                              (459,431)    1,589,389
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                      1,155,326     1,390,207
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (1,908,049)   (1,911,639)
  Proceeds from Sale of Real Estate                  4,129,390     2,201,332
                                                    -----------   -----------
       Net Cash Provided By
           Investing Activities                      2,221,341       289,693
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                   (192,630)      (82,597)
  Distributions to Partners                         (1,135,819)   (1,334,769)
  Redemption Payments                                 (194,861)     (235,582)
                                                    -----------   -----------
       Net Cash Used For
           Financing Activities                     (1,523,310)   (1,652,948)
                                                    -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS            1,853,357        26,952

CASH AND CASH EQUIVALENTS, beginning of period       2,359,926     2,332,974
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 4,213,283   $ 2,359,926
                                                    ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Reclassification of minority interest and
  investments in real estate due to use of the
  proportionate consolidation method               $         0   $    76,319
                                                    ===========   ===========


 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 3l


                                                                     Limited
                                                                   Partnership
                             General       Limited                    Units
                             Partners      Partners      Total     Outstanding


BALANCE, December 31, 1995  $ (29,971)   $16,380,078  $16,350,107    22,077.80

  Distributions               (13,348)    (1,321,421)  (1,334,769)

  Redemption Payments          (2,355)      (233,227)    (235,582)     (313.42)

  Net Loss                     (3,984)      (195,198)    (199,182)
                             ---------    -----------  -----------  -----------
BALANCE, December 31, 1996    (49,658)    14,630,232   14,580,574    21,764.38

  Distributions               (11,358)    (1,124,461)  (1,135,819)

  Redemption Payments          (1,949)      (192,912)    (194,861)     (277.10)

  Net Income                   16,147      1,598,610    1,614,757
                             ---------    -----------  -----------  -----------
BALANCE, December 31, 1997  $ (46,818)   $14,911,469  $14,864,651    21,487.28
                             =========    ===========  ===========  ===========


 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996


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

                   DECEMBER 31, 1997 AND 1996

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

(2)  Summary of Significant Accounting Policies -

     Newly Issued Accounting Standards

       In June, 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was approved for issuance for fiscal years beginning after December 15, 1997. The Partnership adopted this Statement in the fourth quarter of 1997. The effect of this Statement has been determined that net income/loss for financial statements and comprehensive income/loss is primarily the same in all material respects.

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

       The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions -

     The Partnership owns a 93.2478% interest in the Sizzler restaurant in Springboro, Ohio. The remaining interest in the property is owned by AEI Real Estate Fund 86-A Limited Partnership, an affiliate of the Partnership. The Partnership owns a 27% interest in an Applebee's restaurant in Slidell, Louisiana. The remaining interest in this property is owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 24% interest in the HomeTown Buffet restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership, affiliates of the Partnership, and an unrelated third party. The Partnership owns a 6.1688% interest in the Champps Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 23.95% interest in the Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 7.5158% interest in the Tractor Supply Company store. The remaining interests in this property are owned by unrelated third parties. The Individual General Partner owned a 15% interest in this property until March 10, 1997, when the last portion of his interest was sold to an unrelated third party. The Partnership owned a 4.1022% interest in the Sizzler restaurant in Cincinnati, Ohio. The remaining interests in this property were owned by AEI Real Estate Fund XVI Limited Partnership and AEI Real Estate Fund XVII Limited Partnership, affiliates of the Partnership.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:


                                        Total Incurred by the Partnership
                                         for the Years Ended December 31

                                                     1997          1996

a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $  249,520    $  247,414
                                                   ==========    ==========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                          $   98,128    $  190,019
                                                  ==========    ==========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions - (Continued)

                                         Total Incurred by the Partnership
                                          for the Years Ended December 31

                                                        1997         1996

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $14,267 and $55,529
  for 1997 and 1996, respectively.                 $  122,610    $  (33,667)
                                                    ==========    ==========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana restaurants in San Antonio, Texas, the Rally's restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company store which has a Lease term of 14 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Applebee's in Slidell, Louisiana, Fuddrucker's and Rally's restaurants which have renewal options that may extend the Lease term an additional 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The ChildrenOs World in Phoenix, Arizona was constructed in 1988 and acquired in 1989. One of the Taco Cabana restaurants in San Antonio, Texas was constructed in 1984, renovated in 1991 and acquired by the Partnership after the renovation. The Rally's restaurants and the Children's World in Columbus, Ohio were constructed and acquired in 1992. The Applebee's in Slidell, Louisiana was constructed in 1991 and acquired in 1993. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Tractor Supply Company store and Champps Americana restaurant in Ohio were constructed and acquired in 1996. The FuddruckerOs restaurant was constructed and acquired in 1997. The Champps Americana restaurant land in Troy, Michigan was acquired in 1997. The remaining properties were constructed and acquired in either 1990 or 1991. There have been no costs capitalized as improvements subsequent to the acquisitions.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties not held for sale and related accumulated depreciation at December 31, 1997 are as follows:


                                          Buildings and            Accumulated
Property                       Land         Equipment      Total   Depreciation

Children's World,
  Phoenix, AZ             $   259,467   $   624,019   $   883,486   $  199,263
Pasta Fair Restaurant,
  Belleview, FL               251,593       681,269       932,862      175,048
Children's World,
  Blue Springs, MO            162,290       628,981       791,271      176,671
Children's World,
  Lenexa, KS                  185,788       797,739       983,527      215,314
Taco Cabana,
  San Antonio, TX             871,844       534,582     1,406,426      139,079
Cheddar's, Clive, IA          379,249     1,012,999     1,392,248      272,778
Children's World,
  Westerville, OH             157,848       832,413       990,261      199,967
Taco Cabana,
  San Antonio, TX              61,004        46,929       107,933        9,791
Taco Cabana,
  Brownsville, TX             294,450       265,888       560,338       93,744
Applebee's, Destin, FL         30,239        34,976        65,215        9,018
Children's World,
  Columbus, OH                157,569       861,633     1,019,202      169,788
Rally's, San Antonio, TX            0       195,741       195,741       60,744
Rally's, San Antonio, TX            0       196,397       196,397       61,390
Applebee's, Slidell, LA       104,613       175,405       280,018       27,285
HomeTown Buffet,
  Tucson, AZ                  163,688       140,045       303,733       21,201
Tractor Supply Company,
  Bristol, VA                  31,092        65,673        96,765        4,048
Champps Americana,
  Columbus, OH                 53,296       104,961       158,257        4,957
Fuddrucker's, Thornton, CO    444,692       961,079     1,405,771       13,868
Champps Americana, Troy, MI   361,889             0       361,889            0
                           -----------   -----------   -----------   ----------
                          $ 3,970,611   $ 8,160,729   $12,131,340   $1,853,954
                           ===========   ===========   ===========   ==========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

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

     No rents were collected from the Sizzler restaurants in 1997 and 1996. The total amount of rent not collected in 1997 and 1996 was $339,093 and $396,541, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

     On January 23, 1997, the Partnership sold its interest in the Cincinnati restaurant to an unrelated third party. The Partnership received net sales proceeds of $19,867, which resulted in a net loss of $31,700, which was recognized as a real estate impairment in 1996.

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

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of
     $75,775 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

     As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Rally's properties was approximately $270,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $220,500 was recognized, which is the difference between the book value at December 31, 1997 of $490,500 and the estimated fair value of $270,000. The charge was recorded against the cost of the building and equipment.

     In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy 1996 rent income and real estate taxes due and a portion of the real estate taxes due in 1997. In 1997, the Partnership took possession of the property and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $115,285 in rent in 1997.
     This amount was not accrued for financial reporting purposes. While the property is being sold or re-leased, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

     As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Brownsville property was approximately $466,600. In the fourth quarter of 1997, a charge to operations for real estate impairment of $239,600 was recognized, which is the difference between the book value at December 31, 1997 of $706,200 and the estimated fair value of $466,600. The charge was recorded against the cost of the land and building.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     On May 10, 1996, the Partnership sold the Taco Cabana restaurant in New Braunfels, Texas to an unrelated third party. The Partnership received net sale proceeds of $962,298, which resulted in a net gain of $254,305. At the time of sale, the cost and related accumulated depreciation of the property was $784,045 and $76,052, respectively.

     Through December 31, 1997, the Partnership sold 94.1709% of the Applebee's restaurant in Destin, Florida in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,413,627 which resulted in a total net gain of $481,379. The total cost and related accumulated depreciation of the interests sold was $1,053,565 and $121,317, respectively. For the years ended December 31, 1997 and 1996, the net gain was $320,171 and $124,583, respectively.

     Through December 31, 1997, the Partnership sold 90.6301% of a Taco Cabana restaurant in San Antonio, Texas in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,520,182 which resulted in a total net gain of $562,654. The total cost and related accumulated depreciation of the interests sold was $1,043,983 and $86,455, respectively. For the years ended December 31, 1997 and 1996, the net gain was $355,897 and $206,757, respectively.

     Through December 31, 1997, the Partnership sold 77.4842% of its interest in the Tractor Supply Company in Bristol, Virginia in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,189,572 which resulted in a total net gain of $217,301. The total cost and related accumulated depreciation of the interests sold was $997,602 and $25,331, respectively. For the years ended December 31, 1997 and 1996, the net gain was $179,517 and $37,784, respectively.

     During 1997, the Partnership sold 26.0312% of its interest in the Champps Americana restaurant in Columbus, Ohio in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $807,777 which resulted in a total net gain of $151,139. The total cost and related accumulated depreciation of the interests sold was $667,813 and $11,175, respectively.

     During 1997 and 1996, the Partnership distributed $104,820 and $372,366 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.77 and $16.85 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

     Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on December 4, 1995. In December, 1996, the Managing General Partner proposed an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sale proceeds from the Taco Cabana restaurants, Tractor Supply
     Company and subsequent property sales in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

     On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $43,208 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000.

     In January, 1998, the Partnership entered into an agreement to purchase a 45% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The purchase price will be approximately $610,650. The property will be leased to Tumbleweed, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $62,600.

     During 1997, the Partnership incurred net costs of $122,610 related to the review of potential property acquisitions. Of these costs, $25,429 have been capitalized and allocated to land, building and equipment. The remaining costs of $97,181 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1997.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1997 are as follows:

                       1998          $ 1,378,767
                       1999            1,390,951
                       2000            1,403,532
                       2001            1,414,685
                       2002            1,428,281
                       Thereafter      9,652,533
                                      -----------
                                     $16,668,749
                                      ===========

     In 1997 and 1996, the Partnership recognized contingent rents of $17,135 and $12,429, respectively.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(5)  Security Deposit -

     In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy rents and real estate taxes due.

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                   1997         1996
      Tenants                     Industry

     Children's World
      Learning Centers, Inc.      Child Care    $  556,803    $  540,763
     Texas Taco Cabana L.P.       Restaurant       267,322       372,481
     Heartland Restaurant Corp.   Restaurant       202,127       194,353
                                                 ----------    ----------

     Aggregate rent revenue of major tenants    $1,026,252    $1,107,597
                                                 ==========    ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                72%           68%
                                                 ==========    ==========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Partners' Capital -

     Cash distributions of $13,307 and $15,703 were made to the General Partners and $1,124,461 and $1,321,421 were made to the Limited Partners for the years ended December 31, 1997 and 1996, respectively. The Limited Partners' distributions represent $51.83 and $60.07 per Limited Partnership Unit outstanding using 21,695 and 21,999 weighted average Units in 1997 and 1996, respectively. The distributions represent $51.83 and $-0- per Unit of Net Income, and $-0- and $60.07 per Unit of return of contributed capital in 1997 and 1996, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $103,771 and $368,643 of proceeds from property sales in 1997 and 1996, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1997 and 1996 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1997, seventeen Limited Partners redeemed a total  of
     277.1 Partnership Units for $192,912 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1996, fifteen Limited Partners redeemed a total of 313.42 Partnership Units for $233,227. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $1,001.36 per original $1,000 invested.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Income Taxes -

     The following is a reconciliation of net income (loss) for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       1997           1996

     Net Income (Loss) for Financial
      Reporting Purposes                           $1,614,757     $ (199,182)

     Depreciation for Tax Purposes
      (Over) Under Depreciation for Financial
      Reporting Purposes                               (3,136)        60,603

     Amortization of Start-Up and
      Organization Costs                               (9,742)       (31,354)

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                              (17,207)        17,207

     Property Expenses for Tax Purposes
      (Over) Under Expenses for Financial
      Reporting Purposes                               (6,668)         5,209

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                 460,100      1,686,300

     Gain on Sale of Real Estate for
        Tax Purposes Over (Under) Gain for
        Financial Reporting Purposes                 (978,326)           629
                                                    ----------     ----------
           Taxable Income to Partners              $1,059,778     $1,539,412
                                                    ==========     ==========

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:

                                                         1997          1996

     Partners' Capital for
       Financial  Reporting Purposes                 $14,864,651   $14,580,574

     Adjusted Tax Basis of Investments
      in Real Estate Over (Under) Net
      Investments in Real Estate
      for Financial Reporting Purposes                 1,186,837     1,708,198

     Capitalized Start-Up Costs
      Under Section 195                                  397,387       397,387

     Amortization of Start-Up and
      Organization Costs                                (402,148)     (392,406)

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                                   5,000        22,207

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                       0         6,668

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes                 3,342,442     3,342,442
                                                      ----------    ----------
           Partners' Capital for
               Tax  Reporting Purposes               $19,394,169   $19,665,070
                                                      ==========    ==========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                       1997                       1996
                              Carrying      Fair        Carrying        Fair
                               Amount       Value        Amount         Value

     Cash                   $      234   $      234    $      127   $      127
     Money Market Funds      3,217,857    3,217,857     1,364,257    1,364,257
     Commercial Paper
      (held to maturity)       995,192      995,192       995,542      995,542
                             ----------   ----------    ----------   ----------
        Total Cash and
          Cash Equivalents  $4,213,283   $4,213,283    $2,359,926   $2,359,926
                             ==========   ==========    ==========   ==========

     The amortized cost basis of the commercial paper is not materially different from its carrying amount or fair value.

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

        Robert P. Johnson, age 53, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1988, and has been elected to continue in these positions until September, 1998. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in sixteen other limited partnerships.

        Mark E. Larson, age 45, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these position until September, 1998. Mr. Larson has been executive Vice President and Treasurer since the formation of AFM in September, 1988 and Chief Financial Officer since January, 1990. In January, 1993 Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until September, 1998. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1998:

     Name and Address                            Number of     Percent
   of Beneficial Owner                           Units Held    of Class

   AEI Fund Management XVIII, Inc.                     20           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                   54           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                       0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   * Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

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

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
          (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1997.

Person or Entity                                 Amount Incurred From Inception
 Receiving                  Form and Method           (September 20, 1988) to
Compensation                of Compensation              December 31, 1997

AEI Securities, Inc.  Selling Commissions equal to 7%          $2,278,305
(formerly AEI         of proceeds plus a 3% nonaccountable
Incorporated)         expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other          $1,064,137
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all            $  594,952
Affiliates            Acquisition Expenses

General Partners      1% of Net Cash Flow in any fiscal year   $  128,216
                      until the  Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners and  Reimbursement at Cost for all            $2,243,911
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of the Fund's properties and all other
                      transfer agency, reporting, partner
                      relations and other administrative
                      functions.

General Partners      15% of distributions of Net Proceeds of  $   12,793
                      Sale other than distributions necessary
                      to restore Adjusted Capital Contributions and provide a 6% cumulative return to Limited Partners. The General Partners will receive only 1% of distributions of Net Proceeds of Sale until Limited
                      Partners have received an amount equal to
                      (a)their Adjusted Capital Contributions, plus (b) an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited Partners.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
          (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1997, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


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

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
          (Continued)

          A.  Exhibits -
                                     Description

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

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
          (Continued)

          A.  Exhibits -
                                       Description

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

               10.16   Co-Tenancy Agreement
                       dated   June   17,   1994   between    the
                       Partnership and Nicoletta Trust relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.24 of Form 10-KSB filed with the Commission on March 30,
                       1995).

               10.17   Amendment  of  Lease
                       dated   January  25,  1996   between   the
                       Partnership,  AEI  Net  Lease   Income   &
                       Growth  Fund XIX Limited Partnership,  Red
                       Line  San  Antonio One, Ltd. and Red  Line
                       Burgers, Inc. relating to the properties at 529 Fair Avenue, and 4606 Rittiman Road, San Antonio, Texas (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed with the Commission on March 21,
                       1996).

               10.18   Net Lease  Agreement
                       dated   April   10,   1996   between   the
                       Partnership,   Robert   P.   Johnson   and
                       Tractor  Supply  Company relating  to  the
                       property  at  Old Airport Road  and  I-81,
                       Bristol,    Virginia   (incorporated    by
                       reference to Exhibit 10.2 of Form 8-K filed with the Commission on April 17,
                       1996).

               10.19   Purchase  Agreement
                       dated  May 3, 1996 between the Partnership
                       and  the  Givens Family Trust relating  to
                       the   property  at  811  I-H  North,   New
                       Braunfels,    Texas    (incorporated    by
                       reference  to  Exhibit 10.1  of  Form  8-K
                       filed   with  the  Commission  on   May21,
                       1996).

               10.20   Net Lease  Agreement
                       dated   August   29,  1996   between   the
                       Partnership, AEI Income & Growth Fund  XXI
                       Limited  Partnership and Americana  Dining
                       Corporation  relating to the  property  at
                       161  E.  Campus View Boulevard,  Columbus,
                       Ohio   (incorporated   by   reference   to
                       Exhibit 10.3 of Form 8-K filed with the Commission on September 12, 1996).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
          (Continued)

          A.  Exhibits -
                                 Description

               10.21   Purchase  Agreement
                       dated   July   23,   1996   between    the
                       Partnership   and  Carolyn   W.   Davidson
                       relating  to the property at 6867  Highway
                       90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 14, 1996).

               10.22   Property  Co-Tenancy
                       Ownership Agreement dated August  5,  1996
                       between  the  Partnership and  Carolyn  W.
                       Davidson relating to the property at  6867
                       Highway   90  West,  San  Antonio,   Texas
                       (incorporated  by  reference  to   Exhibit
                       10.2   of  Form  10-QSB  filed  with   the
                       Commission on November 14, 1996).

               10.23   Purchase  Agreement
                       dated   August   23,  1996   between   the
                       Partnership, Robert P. Johnson, and  Joyce
                       R.  Scott relating to the property at  Old
                       Airport  Road and I-81, Bristol,  Virginia
                       (incorporated  by  reference  to   Exhibit
                       10.3   of  Form  10-QSB  filed  with   the
                       Commission on November 14, 1996).

               10.24   Property  Co-Tenancy
                       Ownership   Agreement  dated September 12,
                       1996  between the Partnership,  Robert  P.
                       Johnson, and Joyce R. Scott relating to the property at Old Airport Road and I-
                       81, Bristol, Virginia (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 14,
                       1996).

               10.25   Purchase  Agreement
                       dated   October   9,  1996   between   the
                       Partnership, Robert P. Johnson,  and  Arel
                       D.  and  Louise B. Middleton  relating  to
                       the  property at Old Airport Road  and  I-
                       81, Bristol, Virginia (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed with the Commission on November 14,
                       1996).

               10.26   Purchase  Agreement
                       dated   October   9,  1996   between   the
                       Partnership  and  Arel D.  and  Louise  B.
                       Middleton  relating  to  the  property  at
                       6867  Highway 90 West, San Antonio,  Texas
                       (incorporated  by  reference  to   Exhibit
                       10.6   of  Form  10-QSB  filed  with   the
                       Commission on November 14, 1996).

               10.27   Property  Co-Tenancy
                       Ownership  Agreement  dated  October   15,
                       1996  between the Partnership,  Robert  P.
                       Johnson,   and  Arel  D.  and  Louise   B.
                       Middleton relating to the property at  Old
                       Airport  Road and I-81, Bristol,  Virginia
                       (incorporated  by  reference  to   Exhibit
                       10.7   of  Form  10-QSB  filed  with   the
                       Commission on November 14, 1996).

ITEM 13. EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
         (Continued)

          A.  Exhibits -
                                     Description

               10.28   Property  Co-Tenancy
                       Ownership  Agreement  dated  October   15,
                       1996  between the Partnership and Arel  D.
                       and Louise B. Middleton relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed with the Commission on November 14, 1996).

               10.29   Purchase  Agreement
                       dated   December  6,  1996   between   the
                       Partnership  and the Hesson Family  Living
                       Trust  relating  to the property  at  6867
                       Highway   90  West,  San  Antonio,   Texas
                       (incorporated  by  reference  to   Exhibit
                       10.33  of  Form  10-KSB  filed  with   the
                       Commission on March 17, 1997).

               10.30   Property  Co-Tenancy
                       Ownership  Agreement  dated   December 16,
                       1996  between  the  Partnership  and   the
                       Hesson Family Living Trust relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.34 of Form 10-KSB filed with the Commission on March 17, 1997).

               10.31   Purchase  Agreement
                       dated   December  23,  1996  between   the
                       Partnership  and  John  Pasini  and  Elvia
                       Pasini  relating to the property  at  5701
                       Emerald  Coast  Parkway,  Destin,  Florida
                       (incorporated  by  reference  to   Exhibit
                       10.35  of  Form  10-KSB  filed  with   the
                       Commission on March 17, 1997).

               10.32   Purchase  Agreement
                       dated   December  23,  1996  between   the
                       Partnership and Kent T. Wood and  Kimberly
                       Pasini  Wood  relating to the property  at
                       5701   Emerald   Coast  Parkway,   Destin,
                       Florida  (incorporated  by  reference   to
                       Exhibit 10.36 of Form 10-KSB filed with the Commission on March 17, 1997).

               10.33   Purchase  Agreement
                       dated   December  26,  1996  between   the
                       Partnership  and  William  E.  Mason   and
                       Hazel  Mason  relating to the property  at
                       Old   Airport  Road  and  I-81,   Bristol,
                       Virginia  (incorporated  by  reference  to
                       Exhibit 10.37 of Form 10-KSB filed with the Commission on March 17, 1997).

               10.34   Property  Co-Tenancy
                       Agreement dated December 30, 1996  between
                       the  Partnership and John Pasini and Elvia
                       Pasini  relating to the property  at  5701
                       Emerald  Coast  Parkway,  Destin,  Florida
                       (incorporated  by  reference  to   Exhibit
                       10.38  of  Form  10-KSB  filed  with   the
                       Commission on March 17, 1997).

               10.35   Property  Co-Tenancy
                       Agreement dated December 30, 1996  between
                       the  Partnership  and  Kent  T.  Wood  and
                       Kimberly  Pasini  Wood  relating  to   the
                       property  at  5701 Emerald Coast  Parkway,
                       Destin,    Florida    (incorporated     by
                       reference to Exhibit 10.39 of Form 10-KSB filed with the Commission on March 17,
                       1997).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
          (Continued)

          A.  Exhibits -
                                 Description

               10.36   Property  Co-Tenancy
                       Agreement  dated January 2,  1997  between
                       the  Partnership and William E. Mason  and
                       Hazel  Mason  relating to the property  at
                       Old   Airport  Road  and  I-81,   Bristol,
                       Virginia  (incorporated  by  reference  to
                       Exhibit 10.40 of Form 10-KSB filed with the Commission on March 17, 1997).

               10.37   Purchase  Agreement
                       dated   February  14,  1997  between   the
                       Partnership   and   Anton   Kuster,    Jr.
                       relating  to the property at 6867  Highway
                       90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.41 of Form 10-KSB filed with the Commission on March 17, 1997).

               10.38   Property  Co-Tenancy
                       Ownership  Agreement  dated   February 28,
                       1997  between  the Partnership  and  Anton
                       Kuster,  Jr.  relating to the property  at
                       6867  Highway 90 West, San Antonio,  Texas
                       (incorporated  by  reference  to   Exhibit
                       10.42  of  Form  10-KSB  filed  with   the
                       Commission on March 17, 1997).

               10.39   Purchase Agreement dated  March
                       3,   1997  between  the  Partnership   and
                       Robert  P.  Johnson  and  the  Thomas   W.
                       Adamson    Family   Limited    Partnership
                       relating  to  the property at Old  Airport
                       Road    and    I-81,   Bristol,   Virginia
                       (incorporated  by  reference  to   Exhibit
                       10.1   of  Form  10-QSB  filed  with   the
                       Commission on May 13, 1997).

               10.40   Property  Co-Tenancy  Ownership
                       Agreement dated March 10, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at Old Airport Road and I-
                       81, Bristol, Virginia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on May 13,
                       1997).

               10.41   Purchase Agreement dated  March
                       3,  1997  between the Partnership and  the
                       Thomas    W.   Adamson   Family    Limited
                       Partnership  relating to the  property  at
                       5701   Emerald   Coast  Parkway,   Destin,
                       Florida  (incorporated  by  reference   to
                       Exhibit  10.3  of Form 10-QSB  filed  with
                       the Commission on May 13, 1997).

               10.42   Property  Co-Tenancy  Ownership
                       Agreement  dated  March 10,  1997  between
                       the  Partnership and the Thomas W. Adamson
                       Family  Limited  Partnership  relating  to
                       the   property   at  5701  Emerald   Coast
                       Parkway, Destin, Florida (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on May 13,
                       1997).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
          (Continued)

          A.  Exhibits -
                                     Description

                10.43  Purchase Agreement dated  March
                       3,  1997  between the Partnership and  the
                       Thomas    W.   Adamson   Family    Limited
                       Partnership  relating to the  property  at
                       161  E.  Campus View Boulevard,  Columbus,
                       Ohio   (incorporated   by   reference   to
                       Exhibit  10.5  of Form 10-QSB  filed  with
                       the Commission on May 13, 1997).

               10.44   Property  Co-Tenancy  Ownership
                       Agreement  dated  March 10,  1997  between
                       the  Partnership and the Thomas W. Adamson
                       Family  Limited  Partnership  relating  to
                       the   property  at  161  E.  Campus   View
                       Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed with the Commission on May 13,
                       1997).

               10.45   Purchase Agreement dated  March
                       17,   1997  between  the  Partnership  and
                       Robert  P.  Johnson  and  the  Thomas   W.
                       Adamson    Family   Limited    Partnership
                       relating  to  the property at Old  Airport
                       Road    and    I-81,   Bristol,   Virginia
                       (incorporated  by  reference  to   Exhibit
                       10.7   of  Form  10-QSB  filed  with   the
                       Commission on May 13, 1997).

               10.46   Property  Co-Tenancy  Ownership
                       Agreement dated March 21, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at Old Airport Road and I-
                       81, Bristol, Virginia (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed with the Commission on May 13,
                       1997).

               10.47   Limited  Option of  First  Sale
                       dated   March   21,   1997   between   the
                       Partnership  and  the  Thomas  W.  Adamson
                       Family Limited Partnership relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.9 of Form 10-QSB filed with the Commission on May 13,
                       1997).

               10.48   Purchase Agreement dated  March
                       17,  1997 between the Partnership and  the
                       Thomas    W.   Adamson   Family    Limited
                       Partnership  relating to the  property  at
                       5701   Emerald   Coast  Parkway,   Destin,
                       Florida  (incorporated  by  reference   to
                       Exhibit 10.10 of Form 10-QSB filed with the Commission on May 13, 1997).

               10.49   Property  Co-Tenancy  Ownership
                       Agreement  dated  March 21,  1997  between
                       the  Partnership and the Thomas W. Adamson
                       Family  Limited  Partnership  relating  to
                       the   property   at  5701  Emerald   Coast
                       Parkway, Destin, Florida (incorporated by reference to Exhibit 10.11 of Form 10-QSB filed with the Commission on May 13,
                       1997).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
          (Continued)

          A.  Exhibits -
                                    Description

               10.50   Limited  Option of  First  Sale
                       dated   March   21,   1997   between   the
                       Partnership  and  the  Thomas  W.  Adamson
                       Family  Limited  Partnership  relating  to
                       the   property   at  5701  Emerald   Coast
                       Parkway, Destin, Florida (incorporated by reference to Exhibit 10.12 of Form 10-QSB filed with the Commission on May 13,
                       1997).

               10.51   Purchase Agreement dated  March
                       17,  1997 between the Partnership and  the
                       Thomas    W.   Adamson   Family    Limited
                       Partnership  relating to the  property  at
                       161  E.  Campus View Boulevard,  Columbus,
                       Ohio   (incorporated   by   reference   to
                       Exhibit 10.13 of Form 10-QSB filed with the Commission on May 13, 1997).

               10.52   Property  Co-Tenancy  Ownership
                       Agreement  dated  March 21,  1997  between
                       the  Partnership and the Thomas W. Adamson
                       Family  Limited  Partnership  relating  to
                       the   property  at  161  E.  Campus   View
                       Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.14 of Form 10-QSB filed with the Commission on May 13,
                       1997).

               10.53   Limited  Option of  First  Sale
                       dated   March   21,   1997   between   the
                       Partnership  and  the  Thomas  W.  Adamson
                       Family  Limited  Partnership  relating  to
                       the   property  at  161  E.  Campus   View
                       Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.15 of Form 10-QSB filed with the Commission on May 13,
                       1997).

               10.54   Purchase  Agreement  dated  May
                       31,  1997 between the Partnership and Shun
                       Cho  Young  and Chung Hsi Ho  relating  to
                       the   property  at  6435  Dixie   Highway,
                       Fairfield,    Ohio    (incorporated     by
                       reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on August 5,
                       1997).

               10.55   Sale  and  Leaseback  Financing
                       Commitment  dated  June 30,  1997  between
                       AEI     Fund    Management,    Inc.    and
                       Fuddrucker's,   Inc.   relating   to   the
                       property  at  12020  Pennsylvania  Street,
                       Thornton,   Colorado   (incorporated    by
                       reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on August 5,
                       1997).

               10.56   Letter of Assignment dated  July
                       15,  1997 between the Partnership and  AEI
                       Fund  Management,  Inc.  relating  to  the
                       property  at  12020  Pennsylvania  Street,
                       Thornton,   Colorado   (incorporated    by
                       reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on August 5,
                       1997).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
          (Continued)

          A.  Exhibits -
                                     Description

               10.57   Purchase Agreement  dated  July
                       25,   1997  between  the  Partnership  and
                       Calderwood       Investments       Limited
                       Partnership  relating to the  property  at
                       161  E.  Campus View Boulevard,  Columbus,
                       Ohio   (incorporated   by   reference   to
                       Exhibit  10.4  of Form 10-QSB  filed  with
                       the Commission on August 5, 1997).

               10.58   Property  Co-Tenancy  Ownership
                       Agreement dated July 28, 1997 between  the
                       Partnership   and  Calderwood  Investments
                       Limited   Partnership  relating   to   the
                       property  at 161 E. Campus View Boulevard,
                       Columbus, Ohio (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed with the Commission on August 5, 1997).

               10.59   Net Lease Agreement dated  July
                       30,   1977  between  the  Partnership  and
                       Fuddrucker's,   Inc.   relating   to   the
                       property  at  12020  Pennsylvania  Street,
                       Thornton,   Colorado   (incorporated    by
                       reference to Exhibit 10.6 of Form 10-QSB filed with the Commission on August 5,
                       1997).

               10.60   Purchase Agreement  dated  July
                       16,   1997  between  the  Partnership  and
                       Stanley   E.  LaCorte  relating   to   the
                       property  at  5701 Emerald Coast  Parkway,
                       Destin,    Florida    (incorporated     by
                       reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 4,
                       1997).

               10.61   Purchase Agreement dated August
                       19,   1997  between  the  Partnership  and
                       Truong   Hoang,  Trustee  and  Thanh   Do,
                       Trustee  of  the  Hoang-Do  Family  Living
                       Trust  relating  to the property  at  5701
                       Emerald  Coast  Parkway,  Destin,  Florida
                       (incorporated  by  reference  to   Exhibit
                       10.2   of  Form  10-QSB  filed  with   the
                       Commission on November 4, 1997).

               10.62   Property  Co-Tenancy  Ownership
                       Agreement  dated September 9, 1997  between
                       the  Partnership and Truong Hoang, Trustee
                       and  Thanh  Do,  Trustee of  the  Hoang-Do
                       Family   Living  Trust  relating  to   the
                       property  at  5701 Emerald Coast  Parkway,
                       Destin,    Florida    (incorporated     by
                       reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 4,
                       1997).

               10.63   Purchase   Agreement    dated
                       September 9, 1997 between the Partnership and Nick DeVito, Inc. relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 4, 1997).

               10.64   Purchase  Agreement
                       dated  September  12,  1997  between   the
                       Partnership  and  Ernest  E.  Ainslie  and
                       Marion   B.  Ainslie,  Trustees   of   the
                       Ainslie  Living  Trust  relating  to   the
                       property  at  Old Airport Road  and  I-81,
                       Bristol, Virginia.

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
          (Continued)

          A.  Exhibits -
                                   Description

               10.65   Property  Co-Tenancy  Ownership
                       Agreement   dated   September   22,   1997
                       between  the  Partnership and  Stanley  E.
                       LaCorte  relating to the property at  5701
                       Emerald  Coast  Parkway,  Destin,  Florida
                       (incorporated  by  reference  to   Exhibit
                       10.5   of  Form  10-QSB  filed  with   the
                       Commission on November 4, 1997).

               10.66   Property  Co-Tenancy  Ownership
                       Agreement   dated   September   25,   1997
                       between  the Partnership and Nick  DeVito,
                       Inc.  relating  to  the property  at  6867
                       Highway   90  West,  San  Antonio,   Texas
                       (incorporated  by  reference  to   Exhibit
                       10.6   of  Form  10-QSB  filed  with   the
                       Commission on November 4, 1997).

               10.67   Purchase   Agreement    dated
                       September    30,    1997    between    the
                       Partnership and Reginald O. Hill,  Trustee
                       of   the  Reginald  O.  Hill  Trust  dated
                       5/25/95 and Donna Jean Hill, Trustee of the Donna Jean Hill Trust dated 5/25/95 relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed with the Commission on November 4, 1997).

               10.68   Purchase   Agreement    dated
                       October  5,  1997 between the  Partnership
                       and   Anthony  Drago,  Trustee,  U/A   DTD
                       8/19/80,  FBO  Anthony and  Sydelle  Drago
                       Family  Trust relating to the property  at
                       6867  Highway 90 West, San Antonio,  Texas
                       (incorporated  by  reference  to   Exhibit
                       10.8   of  Form  10-QSB  filed  with   the
                       Commission on November 4, 1997).

               10.69   Property  Co-Tenancy  Ownership
                       Agreement  dated October 9,  1997  between
                       the  Partnership  and  Reginald  O.  Hill,
                       Trustee  of  the Reginald  O.  Hill  Trust
                       dated   5/25/95  and  Donna   Jean   Hill,
                       Trustee  of  the  Donna  Jean  Hill  Trust
                       dated 5/25/95 relating to the property  at
                       6867  Highway 90 West, San Antonio,  Texas
                       (incorporated  by  reference  to   Exhibit
                       10.9   of  Form  10-QSB  filed  with   the
                       Commission on November 4, 1997).

               10.70   Property  Co-Tenancy  Ownership
                       Agreement  dated October 24, 1997  between
                       the   Partnership   and   Anthony   Drago,
                       Trustee, U/A DTD 8/19/80, FBO Anthony  and
                       Sydelle Drago Family Trust relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.10 of Form 10-QSB filed with the Commission on November 4, 1997).

               10.71   Property  Co-Tenancy
                       Ownership Agreement dated November 5, 1997 between the Partnership and Ernest E.
                       Ainslie and Marion B. Ainslie, Trustees of the Ainslie Living Trust relating to the property at Old Airport Road and I-81, Bristol, Virginia.

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.
          (Continued)

          A.  Exhibits -
                                    Description

               10.72   Purchase  Agreement
                       dated   November  6,  1997   between   the
                       Partnership  and  the Helen  W.  Rehwaldt,
                       Trustee,    Deerwood    Revocable    Trust
                       Partnership  relating to the  property  at
                       Old   Airport  Road  and  I-81,   Bristol,
                       Virginia.

               10.73   Property  Co-Tenancy
                       Ownership  Agreement  dated  November  21,
                       1997  between  the  Partnership  and   the
                       Helen   W.   Rehwaldt,  Trustee,  Deerwood
                       Revocable Trust relating to the property at Old Airport Road and I-81, Bristol, Virginia.

               10.74   Development Financing
                       Agreement dated December 23, 1997  between
                       the  Partnership, AEI Real Estate Fund  XV
                       Limited Partnership, AEI Net Lease  Income
                       &  Growth  Fund  XIX Limited  Partnership,
                       AEI   Real   Estate  Fund   XVII   Limited
                       Partnership   and  Champps  Entertainment,
                       Inc.  relating to the property at 301 West
                       Big Beaver Road, Troy, Michigan.

               10.75   Net Lease  Agreement
                       dated   December  23,  1997  between   the
                       Partnership,  AEI  Real  Estate  Fund   XV
                       Limited Partnership, AEI Net Lease  Income
                       &  Growth  Fund  XIX Limited  Partnership,
                       AEI   Real   Estate  Fund   XVII   Limited
                       Partnership   and  Champps  Entertainment,
                       Inc.  relating to the property at 301 West
                       Big Beaver Road, Troy, Michigan.

               10.76   Assignment    of
                       Development    Financing    and    Leasing
                       Commitment dated January 26, 1998  between
                       the  Partnership and AEI Fund  Management,
                       Inc.  relating  to  the property  at  1150
                       North Bridge Street, Chillicothe, Ohio.

                  27   Financial Data Schedule
                       for year ended December 31, 1997.

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

                            AEI REAL ESTATE FUND XVIII
                            Limited Partnership
                             By:  AEI  Fund Management  XVIII, Inc.
                                Its Managing General Partner


March 23, 1998               By: /s/ Robert P. Johnson
                                     Robert  P. Johnson, President and Director
                                     (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                            Title                        Date


/s/ Robert P. Johnson   President (Principal Executive Officer)  March 23, 1998
Robert P. Johnson       and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President,  Treasurer     March 23, 1998
Mark E. Larson          and Chief Financial Officer
                        (Principal Accounting Officer)