Form 10QSB
period 1998-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1998-05-15
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1998

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1998 and December 31, 1997

         Statements for the Periods ended March 31, 1998 and 1997:

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

                          BALANCE SHEET

              MARCH 31, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                        1998          1997

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 4,381,195    $ 4,213,283
  Receivables                                           10,856         20,547
                                                    -----------    -----------
      Total Current Assets                           4,392,051      4,233,830
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               3,970,611      3,970,611
  Buildings and Equipment                            8,160,729      8,160,729
  Construction in Progress                             116,617         43,208
  Property Acquisition Costs                           117,527         97,181
  Accumulated Depreciation                          (1,926,622)    (1,853,954)
                                                    -----------    -----------
                                                    10,438,862     10,417,775
  Real Estate Held for Sale                            372,980        372,980
                                                    -----------    -----------
      Net Investments in Real Estate                10,811,842     10,790,755
                                                    -----------    -----------
         Total Assets                              $15,203,893    $15,024,585
                                                    ===========    ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    28,677    $    23,780
  Distributions Payable                                323,262        131,154
  Unearned Rent                                         68,454          5,000
                                                    -----------    -----------
      Total Current Liabilities                        420,393        159,934
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (47,630)       (46,818)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   21,487 outstanding                               14,831,130     14,911,469
                                                    -----------    -----------
     Total Partners' Capital                        14,783,500     14,864,651
                                                    -----------    -----------
       Total Liabilities and Partners' Capital     $15,203,893    $15,024,585
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                        1998           1997

INCOME:
   Rent                                            $   345,488    $   363,249
   Investment Income                                    60,061         34,665
                                                    -----------    -----------
        Total Income                                   405,549        397,914
                                                    -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates              63,803         62,697
   Partnership Administration and Property
      Management - Unrelated Parties                    16,997         25,621
   Depreciation                                         72,668         81,546
                                                    -----------    -----------
        Total Expenses                                 153,468        169,864
                                                    -----------    -----------

OPERATING INCOME                                       252,081        228,050

GAIN ON SALE OF REAL ESTATE                                  0        376,462
                                                    -----------    -----------
NET INCOME                                         $   252,081    $   604,512
                                                    ===========    ===========

NET INCOME ALLOCATED:
   General Partners                                $     2,520    $     6,045
   Limited Partners                                    249,561        598,467
                                                    -----------    -----------
                                                   $   252,081    $   604,512
                                                    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (21,487 and 21,764 weighted average Units
  outstanding in 1998 and 1997, respectively)      $     11.61    $     27.50
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   252,081   $   604,512

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        72,668        81,546
     Gain on Sale of Real Estate                              0      (376,462)
     (Increase) Decrease in Receivables                   9,691       (14,604)
     Increase in Payable to
        AEI Fund Management, Inc.                         4,897        72,833
     Decrease in Security Deposit                             0          (665)
     Increase in Unearned Rent                           63,454        54,256
                                                     -----------   -----------
        Total Adjustments                               150,710      (183,096)
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            402,791       421,416
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                           (93,755)            0
   Proceeds from Sale of Real Estate                          0     1,553,191
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                            (93,755)    1,553,191
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    192,108            51
   Distributions to Partners                           (333,232)     (333,691)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (141,124)     (333,640)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               167,912     1,640,967

CASH AND CASH EQUIVALENTS, beginning of period        4,213,283     2,359,926
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 4,381,195   $ 4,000,893
                                                     ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1996   $ (49,658)  $14,630,232  $14,580,574    21,764.38

  Distributions                 (3,337)     (330,354)    (333,691)

  Net Income                     6,045       598,467      604,512
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1997      $ (46,950)  $14,898,345  $14,851,395    21,764.38
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1997   $ (46,818)  $14,911,469  $14,864,651    21,487.28

  Distributions                 (3,332)     (329,900)    (333,232)

  Net Income                     2,520       249,561      252,081
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1998      $ (47,630)  $14,831,130  $14,783,500    21,487.28
                              =========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1998

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

     No rents were collected from the Sizzler restaurants in the first three months of 1998 and 1997. The total amount of rent not collected in 1998 and 1997 was $45,920 and $98,695, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

     In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy 1996 rent income and real estate taxes due and a portion of the real estate taxes due in 1997. In 1997, the Partnership took possession of the property and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $29,580 and $28,442 in rent in the first three months of 1998 and 1997, respectively.
     These amounts were not accrued for financial reporting purposes. While the property is being sold or re-leased, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

     Through December 31, 1997, the Partnership sold 26.0312% of its interest in the Champps Americana restaurant in Columbus, Ohio in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $807,777 which resulted in a total net gain of $151,139. The total cost and related accumulated depreciation of the interests sold was $667,813 and $11,175, respectively. For the three months ended March 31, 1997, the net gain was $80,490.

     During the first three months of 1997, the Partnership distributed $24,095 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $1.10 per Limited Partnership Unit.

     On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

     On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 1998, the Partnership had advanced $116,617 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In January, 1998, the Partnership entered into an agreement to purchase a 45% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $216,915. The land is leased to Tumbleweed, LLC (TLLC) under a Lease Agreement with a primary term of 15 years and annual rental payments of $18,438. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $610,650. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $62,600. The remaining interests in the property are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

     In April, 1998, the Partnership entered into an agreement to purchase a Tumbleweed restaurant in Columbus, Ohio. On May 1, 1998, the Partnership purchased the land for $503,832. The land is leased to TLLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $42,826. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site.
     The total purchase price, including the cost of the land, will be approximately $1,490,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $153,000.

     In April, 1998, the Partnership entered into an Agreement to purchase an Old Country Buffet restaurant in Northlake, Illinois. The purchase price will be approximately $1,300,000. The property will be leased to Alpha Group, LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $130,000.

     During 1997 and the first three months of 1998, the Partnership incurred net costs of $142,956 related to the review of potential property acquisitions. Of these costs, $25,429 have been capitalized and allocated to land, building and equipment. The remaining costs of $117,527 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management  -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1998 and 1997, the Partnership recognized rental income of $345,488 and $363,249, respectively. During the same periods, the Partnership earned investment income of $60,061 and $34,665, respectively. In 1998, rental income decreased as a result of the property sales discussed below. The decrease in rental income was offset by additional rent received from two property acquisitions in 1997, rent increases on ten properties, and additional investment income earned on the net proceeds from the property sales.

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

        No rents were collected from the Sizzler restaurants in the first three months of 1998 and 1997. The total amount of rent not collected in 1998 and 1997 was $45,920 and $98,695, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

        In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy 1996 rent income and real estate taxes due and a portion of the real estate taxes due in 1997. In 1997, the Partnership took possession of the property and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $29,580 and $28,442 in rent in the first three months of 1998 and 1997, respectively. These amounts were not accrued for financial reporting purposes. While the property is being sold or re-leased, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

       During the three months ended March 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $63,803 and $62,697, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,997 and $25,621, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1998, when compared to 1997, is the result of expenses incurred in 1997 related to the Sizzler and Rally's situations discussed above.

        As of March 31, 1998, the Partnership's annualized cash distribution rate was 6.1%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


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

Liquidity and Capital Resources

        During the three months ended March 31, 1998, the Partnership's cash balances increased $167,912 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $421,416 in 1997 to $402,791 in 1998. The decrease was mainly due to net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1997, the Partnership generated cash flow from the sale of real estate of $1,553,191. During the three months ended March 31, 1998, the Partnership expended $93,755 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through December 31, 1997, the Partnership sold 26.0312% of its interest in the Champps Americana restaurant in Columbus, Ohio in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $807,777 which resulted in a total net gain of $151,139. The total cost and related accumulated depreciation of the interests sold was $667,813 and $11,175, respectively. For the three months ended March 31, 1997, the net gain was $80,490.

        During the first three months of 1997, the Partnership distributed $24,095 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $1.10 per Limited Partnership Unit.

       On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 1998, the Partnership had advanced $116,617 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

         In January, 1998, the Partnership entered into an agreement to purchase a 45% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $216,915. The land is leased to Tumbleweed, LLC (TLLC) under a Lease Agreement with a primary term of 15 years and annual rental payments of $18,438. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $610,650. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $62,600. The remaining interests in the property are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

        In April, 1998, the Partnership entered into an agreement to purchase a Tumbleweed restaurant in Columbus, Ohio. On May 1, 1998, the Partnership purchased the land for $503,832. The land is leased to TLLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $42,826. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. The total purchase price, including the cost of the land, will be approximately $1,490,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $153,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In April, 1998, the Partnership entered into an Agreement to purchase an Old Country Buffet restaurant in Northlake, Illinois. The purchase price will be approximately $1,300,000. The property will be leased to Alpha Group, LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $130,000.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Prior to 1998, redemption payments were paid to redeeming Partners in the fourth quarter of each year. Beginning in 1998, redemption payments will be paid to redeeming Partners on a quarterly basis. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments.

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

       On April 1, 1998, six Limited Partners redeemed a total of
161.0 Partnership Units for $128,961 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-eight Limited Partners redeemed 1,295.52 Partnership Units for $1,028,771. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

ITEM 5. OTHER INFORMATION

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                              Description

           10.1   Development   Financing   Agreement
                  dated   April   13,   1998   between   the
                  Partnerhip, AEI Net Lease Income &  Growth
                  Fund  XIX  Limited Partnership, Robert  P.
                  Johnson, and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio.

           10.2   Net Lease Agreement dated April  13,
                  1998  between  the  Partnerhip,  AEI   Net
                  Lease  Income  & Growth Fund  XIX  Limited
                  Partnership,   Robert  P.   Johnson,   and
                  Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio.

           10.3   Purchase Agreement dated  April  17,
                  1998  between  the  Partnership  and   the
                  Alpha Group, LLC relating to the property at North Avenue & Wolf Road, Northlake, Illinois.

           10.4   Development  Financing  and  Leasing
                  Commitment  dated April 24,  1998  between
                  the   Partnership   and  Tumbleweed,   LLC
                  relating  to  the property  at  6959  East
                  Broad Street, Columbus, Ohio.

           10.5   Development   Financing   Agreement
                  dated  May 1, 1998 between the Partnership
                  and   Tumbleweed,  LLC  relating  to   the
                  property   at  6959  East  Broad   Street,
                  Columbus, Ohio.

           10.6   Net  Lease Agreement  dated  May  1,
                  1998    between   the   Partnership    and
                  Tumbleweed,  LLC relating to the  property
                  at   6959  East  Broad  Street,  Columbus,
                  Ohio.

            27    Financial Data Schedule  for  period
                  ended March 31, 1998.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 8, 1998           AEI Real Estate Fund XVIII
                              Limited Partnership
                              By:   AEI  Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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