Form 10QSB
period 1998-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1998-08-10
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1998

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

                          (651) 227-7333
                   (Issuer's telephone number)


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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1998 and  December 31, 1997

          Statements for the Periods ended June 30, 1998 and 1997:

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

                          BALANCE SHEET

               JUNE 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                     1998            1997

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,796,274     $ 4,213,283
  Receivables                                         39,356          20,547
                                                  -----------     -----------
      Total Current Assets                         2,835,630       4,233,830
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,021,358       3,970,611
  Buildings and Equipment                          8,160,728       8,160,729
  Construction in Progress                           522,495          43,208
  Property Acquisition Costs                         108,935          97,181
  Accumulated Depreciation                        (2,000,193)     (1,853,954)
                                                  -----------     -----------
                                                  11,813,323      10,417,775
  Real Estate Held for Sale                          372,980         372,980
                                                  -----------     -----------
      Net Investments in Real Estate              12,186,303      10,790,755
                                                  -----------     -----------
           Total Assets                          $15,021,933     $15,024,585
                                                  ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    59,458     $    23,780
  Distributions Payable                              195,297         131,154
  Unearned Rent                                       58,415           5,000
                                                  -----------     -----------
      Total Current Liabilities                      313,170         159,934
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (48,377)        (46,818)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   21,326 and 21,487 Units outstanding in
   1998 and 1997, respectively                    14,757,140      14,911,469
                                                  -----------     -----------
      Total Partners' Capital                     14,708,763      14,864,651
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $15,021,933     $15,024,585
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                               Three Months Ended          Six Months Ended
                             6/30/98        6/30/97     6/30/98        6/30/97
INCOME:
   Rent                    $  357,837     $  340,839   $  703,326   $  704,088
   Investment Income           57,392         51,941      117,453       86,606
                            ----------     ----------   ----------   ----------
        Total Income          415,230        392,780      820,779      790,694
                            ----------     ----------   ----------   ----------

EXPENSES:
   Partnership Administration -
    Affiliates                 67,334         71,334      131,137      134,031
   Partnership Administration
    and Property Management -
    Unrelated Parties          17,431         24,126       34,428       49,747
   Depreciation                73,571         78,993      146,239      160,539
                            ----------     ----------   ----------   ----------
        Total Expenses        158,336        174,453      311,804      344,317
                            ----------     ----------   ----------   ----------

OPERATING INCOME              256,894        218,327      508,975      446,377

GAIN ON SALE OF REAL ESTATE         0              0            0      376,462
                            ----------     ----------   ----------   ----------
NET INCOME                 $  256,894     $  218,327   $  508,975   $  822,839
                            ==========     ==========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners        $    2,570     $    2,183   $    5,090   $    8,228
   Limited Partners           254,324        216,144      503,885      814,611
                            ----------     ----------   ----------   ----------
                           $  256,894     $  218,327   $  508,975   $  822,839
                            ==========     ==========   ==========   ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (21,326, 21,764, 21,407 and
  21,764 weighted average Units
  outstanding for the periods,
  respectively)            $    11.93     $     9.93   $    23.54   $    37.43
                            ==========     ==========   ==========   ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $   508,975      $   822,839

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    146,239          160,539
     Gain on Sale of Real Estate                           0         (376,462)
     (Increase) Decrease in Receivables              (18,809)          10,656
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     35,678         (116,687)
     Decrease in Security Deposit                          0             (665)
     Increase in Unearned Rent                        53,415           45,713
                                                  -----------      -----------
        Total Adjustments                            216,523         (276,906)
                                                  -----------      -----------
        Net Cash Provided By
        Operating Activities                         725,498          545,933
                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (1,541,787)               0
   Proceeds from Sale of Real Estate                       0        1,553,191
                                                  -----------      -----------
        Net Cash Provided By (Used For)
        Investing Activities                      (1,541,787)       1,553,191
                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                  64,143               51
   Distributions to Partners                        (534,599)        (667,383)
   Redemption Payments                              (130,264)               0
                                                  -----------      -----------
        Net Cash Used For
        Financing Activities                        (600,720)        (667,332)
                                                  -----------      -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                              (1,417,009)       1,431,792

CASH AND CASH EQUIVALENTS, beginning of period     4,213,283        2,359,926
                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, end of period         $ 2,796,274      $ 3,791,718
                                                  ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                      Limited
                                                                    Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1996   $ (49,658)  $14,630,232  $14,580,574    21,764.38

  Distributions                 (6,674)     (660,709)    (667,383)

  Net Income                     8,228       814,611      822,839
                               ---------   -----------  -----------  -----------
BALANCE, June 30, 1997       $ (48,104)  $14,784,134  $14,736,030    21,764.38
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1997   $ (46,818)  $14,911,469  $14,864,651    21,487.28

  Distributions                 (5,346)     (529,253)    (534,599)

  Redemption Payments           (1,303)     (128,961)    (130,264)     (161.00)

  Net Income                     5,090       503,885      508,975
                              ---------   -----------  -----------  -----------
BALANCE, June 30, 1998       $ (48,377)  $14,757,140  $14,708,763    21,326.28
                              =========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1998

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership owned a 4.1022% interest in a Sizzler restaurant in Cincinnati, Ohio, a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio, and a 100% interest in a Sizzler restaurant in Fairfield, Ohio. In November, 1993, after reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurants' sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurants while the Partnership reviewed the available options. In January, 1994 and June, 1994, the Partnership closed the restaurants in Cincinnati and Springboro, respectively, and listed them for sale or lease. While the properties were vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the properties.

     No rents were collected from the Sizzler restaurants in the first six months of 1998 and 1997. The total amount of rent not collected in 1998 and 1997 was $91,840 and $198,471, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

     On July 21, 1998, the Partnership sold its interest in the Sizzler restaurant in Springboro, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $350,000, which resulted in a net loss on the sale of approximately $21,000.

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

     In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy 1996 rent income and real estate taxes due and a portion of the real estate taxes due in 1997. In 1997, the Partnership took possession of the property and listed it for sale or lease. The Partnership was scheduled to receive, but did not collect, $59,160 and $56,884 in rent in the first six months of 1998 and 1997, respectively. These amounts were not accrued for financial reporting purposes. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

     During the first six months of 1997, the Partnership distributed $60,467 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $2.75 per Limited Partnership Unit.

     On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

     On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the
     Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 1998, the Partnership had advanced $417,607 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective June 20, 1998, the interest rate was increased to 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In January, 1998, the Partnership entered into an agreement to purchase a 45% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $216,915. The land is leased to Tumbleweed, LLC (TLLC) under a Lease Agreement with a primary term of 15 years and annual rental payments of $18,438. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. Through June 30, 1998, the Partnership had advanced $70,688 for the construction of the property and was charging interest on the advance at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $610,650. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $62,600. The remaining interests in the property are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

     In April, 1998, the Partnership entered into an agreement to purchase a Tumbleweed restaurant in Columbus, Ohio. On May 1, 1998, the Partnership purchased the land for $503,832. The land is leased to TLLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $42,826. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. Through June 30, 1998, the Partnership had advanced $34,200 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $1,490,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $153,000.

     In April, 1998, the Partnership entered into an Agreement to purchase an Old Country Buffet restaurant to be constrructed in Northlake, Illinois. On May 18, 1998, the Partnership
     purchased the land for $330,000. The Partnership is charging interest on the land at a rate of 10% until the building is completed. The total purchase price will be approximately $1,300,000. After the construction is complete, the Partnership will pay approximately $970,000 of the construction costs. The remainder of the construction costs will be paid by the tenant. The property is leased to OCB Realty Co. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $130,000, which begin after construction is completed.

     During 1997 and the first six months of 1998, the Partnership incurred net costs of $134,364 related to the review of potential property acquisitions. Of these costs, $25,429 have been capitalized and allocated to land, building and equipment. The remaining costs of $108,935 have been capitalized and will be allocated to property acquisitions in future periods.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1998 and 1997, the Partnership recognized rental income of $703,326 and $704,088, respectively. During the same periods, the Partnership earned investment income of $117,453 and $86,606, respectively. In 1998, rental income decreased as a result of the property sales discussed below. The decrease in rental income was offset by additional rent received from four property acquisitions in 1997 and 1998, rent increases on ten properties, and additional investment income earned on the net proceeds from the property sales.

        The Partnership owned a 4.1022% interest in a Sizzler restaurant in Cincinnati, Ohio, a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio, and a 100% interest in a Sizzler restaurant in Fairfield, Ohio. In November, 1993, after reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurants in a manner capable of maximizing the restaurants' sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurants while the Partnership reviewed the available options. In January, 1994 and June, 1994, the Partnership closed the restaurants in Cincinnati and Springboro, respectively, and listed them for sale or lease. While the properties were vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the properties.

        No rents were collected from the Sizzler restaurants in the first six months of 1998 and 1997. The total amount of rent not collected in 1998 and 1997 was $91,840 and $198,471, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

       On July 21, 1998, the Partnership sold its interest in the Sizzler restaurant in Springboro, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $350,000, which resulted in a net loss on the sale of approximately $21,000.

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

        In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy 1996 rent income and real estate taxes due and a portion of the real estate taxes due in 1997. In 1997, the Partnership took possession of the property and listed it for sale or lease. The Partnership was scheduled to receive, but did not collect, $59,160 and $56,884 in rent in the first six months of 1998 and 1997, respectively. These amounts were not accrued for financial reporting purposes. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the six months ended June 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $131,137 and $134,031, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $34,428 and $49,747, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1998, when compared to 1997, is the result of expenses incurred in 1997 related to the Sizzler and Rally's situations discussed above.

        As of June 30, 1998, the Partnership's annualized cash distribution rate was 6.1%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1998, the Partnership's cash balances decreased $1,417,009 mainly as a result of cash used to purchase additional properties. Net cash provided by operating activities increased from $545,933 in 1997 to $725,498 in 1998. The increase was due to an increase in income and a decrease in expenses in 1998, and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 1997, the Partnership generated cash flow from the sale of real estate of $1,553,191. During the six months ended June 30, 1998, the Partnership expended $1,541,787 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the six three months of 1997, the Partnership distributed $60,467 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $2.75 per Limited Partnership Unit.

       On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 1998, the Partnership had advanced $417,607 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective June 20,
1998, the interest rate was increased to 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         In January, 1998, the Partnership entered into an agreement to purchase a 45% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $216,915. The land is leased to Tumbleweed, LLC (TLLC) under a Lease Agreement with a primary term of 15 years and annual rental payments of $18,438. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. Through June 30, 1998, the Partnership had advanced $70,688 for the construction of the property and was charging interest on the advance at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $610,650. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $62,600. The remaining interests in the property are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

        In April, 1998, the Partnership entered into an agreement to purchase a Tumbleweed restaurant in Columbus, Ohio. On May 1, 1998, the Partnership purchased the land for $503,832. The land is leased to TLLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $42,826. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. Through June 30, 1998, the Partnership had advanced $34,200 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $1,490,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $153,000.

        In April, 1998, the Partnership entered into an Agreement to purchase an Old Country Buffet restaurant to be constrructed in Northlake, Illinois. On May 18, 1998, the Partnership purchased the land for $330,000. The Partnership is charging interest on the land at a rate of 10% until the building is completed. The total purchase price will be approximately $1,300,000. After the construction is complete, the Partnership will pay approximately $970,000 of the construction costs. The remainder of the construction costs will be paid by the tenant. The property is leased to OCB Realty Co. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $130,000, which begin after construction is completed.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       On April 1, 1998, six Limited Partners redeemed a total of
161.0 Partnership Units for $128,961 in accordance with the Partnership Agreement. On July 1, 1998, nineteen Limited Partners redeemed a total of 199.0 Partnership Units for $159,399. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-eight Limited Partners redeemed 1,295.52 Partnership Units for $1,028,771. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                         Description

         10.1  Purchase  Agreement  dated  May  12,
               1998  between  the Partnership,  AEI  Real
               Estate  Fund 86-A Limited Partnership  and
               Unlimited Development, P.L.L. relating to the property at 950 W. Central Avenue,
               Springboro, Ohio.

         10.2  Assignment of Lease  dated  May  18,
               1998  between  the Partnership  and  Alpha
               Group, LLC relating to the property at North Avenue and Wolf Road, Northlake,
               Illinois.

         27    Financial Data Schedule  for  period
               ended June 30, 1998.

      b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 31, 1998         AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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