Form 10QSB
period 1998-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1998-11-10
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1998

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1998 and  December 31, 1997

          Statements for the Periods ended September 30, 1998  and 1997:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                     1998          1997

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   736,720    $ 4,213,283
  Receivables                                         49,582         20,547
                                                  -----------    -----------
      Total Current Assets                           786,302      4,233,830
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,742,748      3,970,611
  Buildings and Equipment                          8,956,631      8,160,729
  Construction in Progress                         1,407,424         43,208
  Property Acquisition Costs                          89,853         97,181
  Accumulated Depreciation                        (2,075,615)    (1,853,954)
                                                  -----------    -----------
                                                  14,121,041     10,417,775
  Real Estate Held for Sale                                0        372,980
                                                  -----------    -----------
     Net Investments in Real Estate               14,121,041     10,790,755
                                                  -----------    -----------
        Total Assets                             $14,907,343    $15,024,585
                                                  ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    33,254    $    23,780
  Distributions Payable                              195,346        131,154
  Unearned Rent                                       68,100          5,000
                                                  -----------    -----------
      Total Current Liabilities                      296,700        159,934
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (49,358)       (46,818)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   21,127 and 21,487 Units outstanding in
   1998 and 1997, respectively                    14,660,001     14,911,469
                                                  -----------    -----------
      Total Partners' Capital                     14,610,643     14,864,651
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $14,907,343    $15,024,585
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended          Nine Months Ended
                              9/30/98      9/30/97       9/30/98       9/30/97

INCOME:
   Rent                     $  379,694   $  354,720    $1,083,020   $1,058,808
   Investment Income            56,680       42,784       174,133      129,390
                             ---------    ---------     ----------   ----------
        Total Income           436,374      397,504     1,257,153    1,188,198
                             ---------    ---------     ----------   ----------

EXPENSES:
   Partnership Administration -
    Affiliates                  57,764       61,897       188,901      195,928
   Partnership Administration
    and Property Management -
    Unrelated Parties           16,588       46,728        51,017       96,475
   Depreciation                 75,423       83,649       221,661      244,188
                             ---------    ---------     ----------   ----------
        Total Expenses         149,775      192,274       461,579      536,591
                             ---------    ---------     ----------   ----------

OPERATING INCOME               286,599      205,230       795,574      651,607

GAIN (LOSS) ON SALE
  OF REAL ESTATE               (22,345)     468,544       (22,345)     845,006
                             ---------    ---------     ----------   ----------
NET INCOME                  $  264,254   $  673,774    $  773,229   $1,496,613
                             =========    =========     ==========   ==========

NET INCOME ALLOCATED:
   General Partners         $    2,642   $    6,738    $    7,732   $   14,966
   Limited Partners            261,612      667,036       765,497    1,481,647
                             ---------    ---------     ----------   ----------
                            $  264,254   $  673,774    $  773,229   $1,496,613
                             =========    =========     ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (21,127, 21,764, 21,314 and
 21,764 weighted average Units
 outstanding for the periods,
 respectively)              $    12.38   $    30.65    $    35.92   $    68.08
                             =========    =========     ==========   ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                         1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   773,229    $ 1,496,613

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       221,661        244,188
     (Gain) Loss on Sale of Real Estate                  22,345       (845,006)
     (Increase) Decrease in Receivables                 (29,035)        10,522
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                         9,474        (66,681)
     Decrease in Security Deposit                             0           (665)
     Increase in Unearned Rent                           63,100         47,266
                                                     -----------    -----------
        Total Adjustments                               287,545       (610,376)
                                                     -----------    -----------
        Net Cash Provided By
        Operating Activities                          1,060,774        886,237
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (3,924,927)    (1,445,445)
   Proceeds from Sale of Real Estate                    350,635      3,196,982
                                                     -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                         (3,574,292)     1,751,537
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable          64,192           (395)
   Distributions to Partners                           (735,965)    (1,000,615)
   Redemption Payments                                 (291,272)             0
                                                     -----------    -----------
        Net Cash Used For
        Financing Activities                           (963,045)    (1,001,010)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                 (3,476,563)     1,636,764

CASH AND CASH EQUIVALENTS, beginning of period        4,213,283      2,359,926
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $   736,720    $ 3,996,690
                                                     ===========    ===========




 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                      Limited
                                                                   Partnership
                               General       Limited                   Units
                              Partners      Partners      Total    Outstanding


BALANCE, December 31, 1996  $ (49,658)   $14,630,232   $14,580,574    21,764.38

  Distributions               (10,006)      (990,609)   (1,000,615)

  Net Income                   14,966      1,481,647     1,496,613
                             ---------    -----------   -----------  ----------
BALANCE, September 30, 1997 $ (44,698)   $15,121,270   $15,076,572    21,764.38
                             =========    ===========   ===========  ==========


BALANCE, December 31, 1997  $ (46,818)   $14,911,469   $14,864,651    21,487.28

  Distributions                (7,360)      (728,605)     (735,965)

  Redemption Payments          (2,912)      (288,360)     (291,272)     (360.00)

  Net Income                    7,732        765,497       773,229
                             ---------    -----------   -----------  ----------
BALANCE, September 30, 1998 $ (49,358)   $14,660,001   $14,610,643    21,127.28
                             =========    ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998

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

     No rents were collected from the Sizzler restaurants in the first nine months of 1998 and 1997. The total amount of rent not collected in 1998 and 1997 was $101,715 and
     $293,173, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

     On July 21, 1998, the Partnership sold its interest in the Sizzler restaurant in Springboro, Ohio to an unrelated third party. The Partnership received net sale proceeds of
     $350,635, which resulted in a net loss on the sale of $22,345.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of $75,775 and the Partnership's related administrative and legal expenses. However, the Partnership has not collected any of these amounts and, due to the uncertainty of collection, has not accrued them for financial reporting purposes.

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

     In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy 1996 rent income and real estate taxes due and a portion of the real estate taxes due in 1997. In 1997, the Partnership took possession of the property and listed it for sale or lease. The Partnership was scheduled to receive, but did not collect, $89,134 and $85,706 in rent in the first nine months of 1998 and 1997, respectively. These amounts were not accrued for financial reporting purposes. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

     Through December 31, 1997, the Partnership sold 90.6301% of a Taco Cabana restaurant in San Antonio, Texas in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,520,182 which resulted in a total net gain of $562,654. The total cost and related accumulated depreciation of the interests sold was $1,043,983 and $86,455, respectively. For the nine months ended September 30, 1997, the net gain was $172,591.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     Through December 31, 1997, the Partnership sold 77.4842% of its interest in the Tractor Supply Company in Bristol, Virginia in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,189,572 which resulted in a total net gain of $217,301. The total cost and related accumulated depreciation of the interests sold was $997,602 and $25,331, respectively. For the nine months ended September 30, 1997, the net gain was $72,607.

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

     During the first nine months of 1997, the Partnership distributed $104,820 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.77 per Limited Partnership Unit.

     On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

     On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,175,806. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In January, 1998, the Partnership entered into an agreement to purchase a 45% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $216,915. The land is leased to Tumbleweed, LLC (TLLC) under a Lease Agreement with a primary term of 15 years and annual rental payments of $18,438. Effective August 10, 1998, the annual rent was increased to $22,234. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. Through September 30, 1998, the Partnership had advanced $300,558 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective August 10, 1998, the interest rate was increased to 10.25%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $610,650. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $62,600. The remaining interests in the property are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

     In April, 1998, the Partnership entered into an agreement to purchase a Tumbleweed restaurant in Columbus, Ohio. On May 1, 1998, the Partnership purchased the land for $503,832. The land is leased to TLLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $42,826. Effective August 28, 1998, the annual rent was increased to $51,643. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. Through September 30, 1998, the Partnership had advanced $595,824 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective August 28, 1998, the interest rate was increased to 10.25%. The total purchase price, including the cost of the land, will be approximately $1,490,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $153,000.

     In April, 1998, the Partnership entered into an Agreement to purchase an Old Country Buffet restaurant to be constructed in Northlake, Illinois. On May 18, 1998, the Partnership purchased the land for $330,000. The Partnership charged interest on the land at a rate of 10% until September 27, 1998. On September 28, 1998, the tenant began paying annual rent of $130,000. On September 30, 1998, the Partnership advanced $370,000 for the construction of the property. After the construction is complete, the Partnership will pay $639,000 of additional construction costs. The total purchase price will be approximately $1,339,000. The property is leased to OCB Realty Co. under a Lease Agreement with a primary term of 20 years.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On August 28, 1998, the Partnership purchased a 38% interest in a parcel of land in Centerville, Ohio for $703,376. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,236. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through September 30, 1998, the Partnership had advanced $141,042 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,609,300. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $166,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

     During 1997 and the first nine months of 1998, the Partnership incurred net costs of $100,294 related to the review of potential property acquisitions. Of these costs, $10,441 have been capitalized and allocated to land, building and equipment. The remaining costs of $89,853 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management  -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1998 and 1997, the Partnership recognized rental income of $1,083,020 and
$1,058,808, respectively. During the same periods, the Partnership earned investment income of $174,133 and $129,390, respectively. In 1998, rental income increased as a result of the additional rent received from six property acquisitions in 1997 and 1998 and rent increases on eight properties. The increase in rental income was partially offset by the property sales discussed below. In 1998, the Partnership earned additional investment income on the net proceeds from the property sales.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        No rents were collected from the Sizzler restaurants in the first nine months of 1998 and 1997. The total amount of rent not collected in 1998 and 1997 was $101,715 and $293,173, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

       On July 21, 1998, the Partnership sold its interest in the
Sizzler  restaurant  in Springboro, Ohio to  an  unrelated  third
party.   The Partnership received net sale proceeds of  $350,635,
which resulted in a net loss on the sale of $22,345.

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of $75,775 and the Partnership's related administrative and legal expenses. However, the Partnership has not collected any of these amounts and, due to the uncertainty of collection, has not accrued them for financial reporting purposes.

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

        In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy 1996 rent income and real estate taxes due and a portion of the real estate taxes due in 1997. In 1997, the Partnership took possession of the property and listed it for sale or lease. The Partnership was scheduled to receive, but did not collect, $89,134 and $85,706 in rent in the first nine months of 1998 and 1997, respectively. These amounts were not accrued for financial reporting purposes. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

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

        During the nine months ended September 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $188,901 and $195,928, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $51,017 and $96,475, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1998, when compared to 1997, is the result of expenses incurred in 1997 related to the Sizzler and Rally's situations discussed above.

        As of September 30, 1998, the Partnership's annualized cash distribution rate was 6.1%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

Liquidity and Capital Resources

        During the nine months ended September 30, 1998, the Partnership's cash balances decreased $3,476,563 mainly as a result of cash used to purchase additional properties. Net cash provided by operating activities increased from $886,237 in 1997 to $1,060,794 in 1998. The increase was due to an increase in income and a decrease in expenses in 1998, and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 1998 and 1997, the Partnership generated cash flow from the sale of real estate of $350,635 and $3,196,982, respectively. During the same periods, the Partnership expended $3,924,927 and $1,445,445, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through December 31, 1997, the Partnership sold 90.6301% of a Taco Cabana restaurant in San Antonio, Texas in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,520,182 which resulted in a total net gain of $562,654. The total cost and related accumulated depreciation of the interests sold was $1,043,983 and $86,455, respectively. For the nine months ended September 30, 1997, the net gain was $172,591.

        Through December 31, 1997, the Partnership sold 77.4842% of its interest in the Tractor Supply Company in Bristol, Virginia in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,189,572 which resulted in a total net gain of $217,301. The total cost and related accumulated depreciation of the interests sold was $997,602 and $25,331, respectively. For the nine months ended September 30, 1997, the net gain was $72,607.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first nine months of 1997, the Partnership distributed $104,820 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.77 per Limited Partnership Unit.

       On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,175,806. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

         In January, 1998, the Partnership entered into an agreement to purchase a 45% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $216,915. The land is leased to Tumbleweed, LLC (TLLC) under a Lease Agreement with a primary term of 15 years and annual rental payments of $18,438. Effective August 10, 1998, the annual rent was increased to $22,234. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. Through September 30, 1998, the Partnership had advanced $300,558 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective August 10, 1998, the interest rate was increased to 10.25%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $610,650. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $62,600. The remaining interests in the property are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

        In April, 1998, the Partnership entered into an agreement to purchase a Tumbleweed restaurant in Columbus, Ohio. On May 1, 1998, the Partnership purchased the land for $503,832. The land is leased to TLLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $42,826. Effective August 28, 1998, the annual rent was increased to $51,643. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. Through September 30, 1998, the Partnership had advanced $595,824 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective August 28, 1998, the interest rate was increased to 10.25%. The total purchase price, including the cost of the land, will be approximately $1,490,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $153,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In April, 1998, the Partnership entered into an Agreement to purchase an Old Country Buffet restaurant to be constructed in Northlake, Illinois. On May 18, 1998, the Partnership purchased the land for $330,000. The Partnership charged interest on the land at a rate of 10% until September 27, 1998. On September 28, 1998, the tenant began paying annual rent of $130,000. On September 30, 1998, the Partnership advanced $370,000 for the construction of the property. After the construction is complete, the Partnership will pay $639,000 of additional construction costs. The total purchase price will be approximately $1,339,000. The property is leased to OCB Realty Co. under a Lease Agreement with a primary term of 20 years.

        On August 28, 1998, the Partnership purchased a 38% interest in a parcel of land in Centerville, Ohio for $703,376. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,236. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through September 30, 1998, the Partnership had advanced $141,042 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,609,300. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $166,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited
Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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

       On April 1, 1998, six Limited Partners redeemed a total of
161.0 Partnership Units for $128,961 in accordance with the Partnership Agreement. On July 1, 1998, nineteen Limited Partners redeemed a total of 199.0 Partnership Units for $159,399. On October 1, 1998, seventeen Limited Partners redeemed a total of 216.8 Partnership Units for $173,544. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixty-eight Limited Partners redeemed 1,295.52 Partnership Units for $1,028,771. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

          10.1  First  Amendment  to  Net
                Lease  Agreement dated September  3,  1998
                between  the  Partnership, AEI  Net  Lease
                Income   &   Growth   Fund   XIX   Limited
                Partnership,  AEI  Real Estate  Fund  XVII
                Limited Partnership, AEI Real Estate  Fund
                XV   Limited   Partnership   and   Champps
                Entertainment,   Inc.  relating   to   the
                property  at  301  West Big  Beaver  Road,
                Troy, Michigan.

          10.2  Assignment   of    the
                Development  Financing Agreement  and  Net
                Lease  Agreement  dated  August  27,  1998
                between  the Partnership, AEI Real  Estate
                Fund  XVII Limited Partnership, AEI Income
                &  Growth  Fund  XXI Limited  Partnership,
                AEI  Income  &  Growth Fund  XXII  Limited
                Partnership    and    Americana     Dining
                Corporation  relating to the  property  at
                7880     Washington     Village     Drive,
                Centerville, Ohio.

          10.3  Development Financing
                Agreement dated June 29, 1998 between  AEI
                Income   &   Growth  Fund   XXII   Limited
                Partnership    and    Americana     Dining
                Corporation  relating to the  property  at
                7880     Washington     Village     Drive,
                Centerville, Ohio.

          10.4  Net Lease Agreement dated
                June  29, 1998 between AEI Income & Growth
                Fund   XXII   Limited   Partnership    and
                Americana Dining Corporation relating to the property at 7880 Washington Village
                Drive, Centerville, Ohio.

          27    Financial Data Schedule  for  period
                ended September 30, 1998.

            b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 9, 1998      AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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