Form 10KSB
period 1998-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1999-03-30
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1998

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

                      Yes   [X]        No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1998 were $1,747,913.

As of February 28, 1999, there were 20,910.48 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,910,480.

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

        The leases provide the lessee with two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

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

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of $77,025 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy 1996 rent income and real estate taxes due and a portion of the real estate taxes due in 1997. In 1997, the Partnership took possession of the property and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $99,388 and $115,285 in rent in 1998 and 1997, respectively. This amount was not accrued for financial reporting purposes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

        On November 18, 1998, the Partnership re-leased the Brownsville property to Sergio Gonzalez under a Lease Agreement with a primary term of two years and annual rental payments of $37,200. The property is now operated as a Taco Fiesta restaurant.

        The Partnership used the majority of proceeds from two property sales in 1995 to purchase two properties in 1996, as discussed below. The remainder of the proceeds from those sales were distributed to the Partners in 1995 and 1996.

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

        Subsequent to December 31, 1998, the Partnership sold its 24% interest in the HomeTown Buffet restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of approximately $437,000 which resulted in a net gain of approximately $160,000.

       On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,192,496. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

         In January, 1998, the Partnership entered into an agreement to purchase a 45% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $216,915. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $18,438. Effective August 10, 1998, the annual rent was increased to $22,234. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective August 10, 1998, the interest rate was increased to 10.25%. On November 20, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $57,314. The Partnership's share of the total acquisition costs, including the cost of the land, was $573,831. The remaining interests in the property are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX Limited Partnership.

        In April, 1998, the Partnership entered into an agreement to purchase a Tumbleweed restaurant in Columbus, Ohio. On May 1, 1998, the Partnership purchased the land for $503,832. The land is leased to TWI under a Lease Agreement with a primary term of 15 years and annual rental payments of $42,826. Effective August 28, 1998, the annual rent was increased to $51,643. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective August 28, 1998, the interest rate was increased to 10.25%. On December 28, 1998, after the development was completed, the Partnership assigned, for diversification purposes, 60% of its interest in the property to an affiliated Partnership and the Lease Agreement was amended to require annual rental payments of $55,401. The Partnership's share of the total acquisition costs, including the cost of the land, was $554,269. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

        In April, 1998, the Partnership entered into an Agreement to purchase an Old Country Buffet restaurant to be constructed in Northlake, Illinois. On May 18, 1998, the Partnership purchased the land for $330,000. The Partnership charged interest on the land at a rate of 10% until September 27, 1998. On September 28, 1998, the tenant began paying annual rent of $130,000. On September 30, 1998, the Partnership advanced $370,000 for the construction of the property. On December 29, 1998, after the construction was completed, the Partnership paid $639,000 of additional construction costs. The total acquisition cost was $1,350,804. The property is leased to OCB Realty Co. under a Lease Agreement with a primary term of 20 years.

        On August 28, 1998, the Partnership purchased a 38% interest in a parcel of land in Centerville, Ohio for $703,376. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,236. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $439,301 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $154,075. The Partnership's share of the total acquisition costs, including the cost of the land, was approximately $1,467,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited
Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Major Tenants

        During 1998, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 65% of the Partnership's total rental revenue in 1998. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1999 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1998.


                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

Children's World                                 ARAMARK
Daycare Center                                 Educational
 Phoenix, AZ            9/29/89  $  883,486   Resources, Inc.    $  114,627  $ 15.16

Pasta Fair Restaurant                          Pasta Fair of
 Belleview, FL          4/11/90  $  932,862   Belleview, Inc.    $   60,000  $  9.84

Children's World                                 ARAMARK
Daycare Center                                 Educational
 Blue Springs, MO      6/27/90  $  791,271   Resources, Inc.    $   97,699   $ 12.21

Children's World                                 ARAMARK
Daycare Center                                 Educational
 Lenexa, KS            9/13/90  $  983,527   Resources, Inc.    $  121,741   $ 15.19

Taco Cabana Restaurant                         Texas Taco
 San Antonio, TX      12/29/90  $1,406,426     Cabana L.P.      $  203,994   $ 74.50

Cheddar's Restaurant                           Heartland
 Clive, IA             1/22/91  $1,392,248   Restaurant Corp.   $  210,888   $ 29.29

Children's World                                ARAMARK
Daycare Center                                Educational
 Westerville, OH       6/21/91  $  990,261   Resources, Inc.    $  120,865   $ 15.15

Taco Cabana Restaurant
 San Antonio, TX                                Texas Taco
 (9.3699%)             7/19/91  $  107,933      Cabana L.P.     $   15,895   $ 37.91

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

Taco Fiesta Restaurant
 Brownsville, TX        8/9/91  $  799,938    Sergio Gonzalez   $   37,200   $ 13.78

Applebee's Restaurant
 Destin, FL
 (5.8291%)             11/1/91  $   65,215     T.S.S.O., Inc.   $    8,875   $ 31.65

Children's World                                  ARAMARK
Daycare Center                                  Educational
 Columbus, OH          8/10/92  $1,019,202     Resources, Inc.  $  124,260   $ 14.07

Rally's Restaurant                                New Red
 San Antonio, TX       12/7/92  $  303,640       Line, Inc.     $   15,000   $ 25.86

Rally's Restaurant                              Red Line San
 San Antonio, TX       12/7/92  $  308,997     Antonio One, LTD $   15,000   $ 25.86

Applebee's Restaurant
 Slidell, LA                                     Gulf Coast
 (27%)                  5/5/93  $  280,018     Restaurants, Inc.$   42,602   $ 34.44

HomeTown Buffet Restaurant
 Tucson, AZ                                     Summit Family
 (24%)                 6/16/93  $  303,733    Restaurants, Inc. $   40,957   $ 17.73

Tractor Supply Company Store
 Bristol, VA                                    Tractor Supply
 (7.5158%)             4/10/96  $   96,765      Company, Inc.   $   10,516   $  7.46

Champps Americana
 Restaurant                                       Americana
 Columbus, OH                                      Dining
 (6.1688%)             8/29/96  $  158,257       Corporation    $   17,402   $ 34.53

Fuddrucker's Restaurant
 Thornton, CO          7/30/97  $1,405,771    Fuddrucker's, Inc.$  148,387   $ 29.81

Champps Americana
 Restaurant                                        Champps
 Troy, MI                                       Entertainment,
 (23.95%)               9/3/98  $1,192,496          Inc.        $  122,605   $ 46.16

Tumbleweed Restaurant
 Chillicothe, OH                                  Tumbleweed,
 (45.0%)               11/20/98 $  573,831            Inc.      $   57,314   $ 23.23

Tumbleweed Restaurant
 Columbus, OH                                     Tumbleweed,
 (40.0%)               12/28/98 $  554,269           Inc.       $   55,401   $ 25.26

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

Old Country Buffet
 Restaurant                                         OCB
 North Lake, IL        12/29/98 $1,350,804     Restaurant Co.   $  130,000   $ 14.46

Champps Americana
 Restaurant
 Centerville, OH
 (38.0%)                                         Americana
 (land only) (1)        8/28/98 $  703,376      Dining Corp.    $   49,236   $ 13.83

(1) The restaurant was under construction as of December 31, 1998.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Applebee's restaurant in Slidell, Louisiana is owned by AEI Real Estate fund XVI Limited Partnership. The remaining interests in the HomeTown Buffet restaurant are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interests in the Champps Americana restaurant in Columbus, Ohio are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. The remaining interests in the Taco Cabana restaurant in San Antonio, Texas, the Applebee's restaurant in Destin, Florida, and the Tractor Supply Company store are owned by unrelated third parties. The remaining interests in the Champps Americana restaurant in Troy, Michigan are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX
Limited Partnership. The remaining interest in the Tumbleweed restaurant in Columbus, Ohio is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership.

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

        The initial Lease terms are for 20 years except for the Taco Cabana restaurants in San Antonio, Texas, the Rally's restaurants, the Tumbleweed restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company store, which has a Lease term of 14 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Applebee's in Slidell, Louisiana, Fuddrucker's and Rally's restaurants which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant which has a renewal option that may extend the Lease term an additional 20 years.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        During the last five years, or since the date of purchase if purchased after December 31, 1993, all properties were 100 percent occupied by the lessees noted, with the exception of the Taco Cabana restaurant in Brownsville, Texas which was 100% occupied until January, 1997 and was vacant until November, 1998.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1998, there were 1,562 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1998, forty-two Limited Partners redeemed a total of 576.8 Partnership Units for $461,904 in accordance with the Partnership Agreement. In prior years, a total of seventy-eight Limited Partners redeemed 1,295.52 Partnership Units for $1,028,771 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS. (Continued)

       Cash distributions of $14,039 and $13,307 were made to the General Partners and $927,959 and $1,124,461 were made to the Limited Partners in 1998 and 1997, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $103,771 of proceeds from property sales in 1997. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1998 and 1997, the Partnership recognized rental income of $1,542,916 and
$1,418,118, respectively. During the same periods, the Partnership earned investment income of $204,997 and $191,115, respectively. In 1998, rental income increased as a result of the additional rent received from six property acquisitions in 1997 and 1998 and rent increases on eight properties. The increase in rental income was partially offset by the property sales discussed below. In 1998, the Partnership earned additional investment income on the net proceeds from the property sales.

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

        No rents were collected from the Sizzler restaurants in 1998 and 1997. The total amount of rent not collected in 1998 and 1997 was $101,715 and $339,093, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of $77,025 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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

        In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy 1996 rent income and real estate taxes due and a portion of the real estate taxes due in 1997. In 1997, the Partnership took possession of the property and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $99,388 and $115,285 in rent in 1998 and 1997, respectively. This amount was not accrued for financial reporting purposes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On November 18, 1998, the Partnership re-leased the Brownsville property to Sergio Gonzalez under a Lease Agreement with a primary term of two years and annual rental payments of $37,200. The property is now operated as a Taco Fiesta restaurant.

        During the years ended December 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $240,525 and $249,520, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $59,440 and $98,128, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1998, when compared to 1997, is the result of expenses incurred in 1997 related to the Sizzler and Rally's situations discussed above.

       As of December 31, 1998, the Partnership's annualized cash distribution rate was 6.1%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

Liquidity and Capital Resources

        During 1998, the Partnership's cash balances decreased $3,902,196 mainly as a result of cash used to purchase additional properties. Net cash provided by operating activities increased from $1,155,326 in 1997 to $1,421,055 in 1998. The increase was due to an increase in income and a decrease in expenses in 1998, and net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1998 and 1997, the Partnership generated cash flow from the sale of real estate of $350,635 and $4,129,390, respectively. During the same periods, the Partnership expended $4,334,115 and $1,908,049, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

        Through December 31, 1997, the Partnership sold 94.1709% of the Applebee's restaurant in Destin, Florida in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,413,627 which resulted in a total net gain of $481,379. The total cost and related accumulated depreciation of the interests sold was $1,053,565 and $121,317, respectively. For the year ended December 31, 1997, the net gain was $320,171.

        Through December 31, 1997, the Partnership sold 90.6301% of a Taco Cabana restaurant in San Antonio, Texas in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,520,182 which resulted in a total net gain of $562,654. The total cost and related accumulated depreciation of the interests sold was $1,043,983 and $86,455, respectively. For the year ended December 31, 1997, the net gain was $355,897.

        Through December 31, 1997, the Partnership sold 77.4842% of its interest in the Tractor Supply Company in Bristol, Virginia in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,189,572 which resulted in a total net gain of $217,301. The total cost and related accumulated depreciation of the interests sold was $997,602 and $25,331, respectively. For the year ended December 31, 1997, the net gain was $179,517.

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

        Subsequent to December 31, 1998, the Partnership sold its 24% interest in the HomeTown Buffet restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of approximately $437,000 which resulted in a net gain of approximately $160,000.

        During 1997, the Partnership distributed $104,820 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.77 per Limited Partnership Unit. The remaining net sale proceeds were reinvested in additional properties.

       On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,192,496. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

         In January, 1998, the Partnership entered into an agreement to purchase a 45% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $216,915. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $18,438. Effective August 10, 1998, the annual rent was increased to $22,234. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective August 10, 1998, the interest rate was increased to 10.25%. On November 20, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $57,314. The Partnership's share of the total acquisition costs, including the cost of the land, was $573,831. The remaining interests in the property are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX Limited Partnership.

        In April, 1998, the Partnership entered into an agreement to purchase a Tumbleweed restaurant in Columbus, Ohio. On May 1, 1998, the Partnership purchased the land for $503,832. The land is leased to TWI under a Lease Agreement with a primary term of 15 years and annual rental payments of $42,826. Effective August 28, 1998, the annual rent was increased to $51,643. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective August 28, 1998, the interest rate was increased to 10.25%. On December 28, 1998, after the development was completed, the Partnership assigned, for diversification purposes, 60% of its interest in the property to an affiliated Partnership and the Lease Agreement was amended to require annual rental payments of $55,401. The Partnership's share of the total acquisition costs, including the cost of the land, was $554,269. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

        In April, 1998, the Partnership entered into an Agreement to purchase an Old Country Buffet restaurant to be constructed in Northlake, Illinois. On May 18, 1998, the Partnership purchased the land for $330,000. The Partnership charged interest on the land at a rate of 10% until September 27, 1998. On September 28, 1998, the tenant began paying annual rent of $130,000. On September 30, 1998, the Partnership advanced $370,000 for the construction of the property. On December 29, 1998, after the construction was completed, the Partnership paid $639,000 of additional construction costs. The total acquisition cost was $1,350,804. The property is leased to OCB Realty Co. under a Lease Agreement with a primary term of 20 years.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On August 28, 1998, the Partnership purchased a 38% interest in a parcel of land in Centerville, Ohio for $703,376. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,236. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $439,301 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $154,075. The Partnership's share of the total acquisition costs, including the cost of the land, was approximately $1,467,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited
Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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

        During 1998, forty-two Limited Partners redeemed a total of 576.8 Partnership Units for $461,904 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of seventy-eight Limited Partners redeemed 1,295.52 Partnership Units for $1,028,771. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
Partnership obligations on both a short-term and long-term basis.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1998 and 1997

Statements for the Years Ended December 31, 1998 and 1997:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1998 and 1997 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                               /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Minneapolis,  Minnesota            Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 27, 1999                   Certified Public Accountants

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                        1998          1997

CURRENT ASSETS:
  Cash and Cash Equivalents                         $   311,087   $ 4,213,283
  Receivables                                            52,928        20,547
                                                     -----------   -----------
      Total Current Assets                              364,015     4,233,830
                                                     -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                5,491,552     3,970,611
  Buildings and Equipment                            10,652,675     8,160,729
  Construction in Progress                              439,301        43,208
  Property Acquisition Costs                             22,316        97,181
  Accumulated Depreciation                           (2,159,173)   (1,853,954)
                                                     -----------   -----------
                                                     14,446,671    10,417,775
  Real Estate Held for Sale                                   0       372,980
                                                     -----------   -----------
      Net Investments in Real Estate                 14,446,671    10,790,755
                                                     -----------   -----------
           Total  Assets                            $14,810,686   $15,024,585
                                                     ===========   ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    16,768   $    23,780
  Distributions Payable                                 195,285       131,154
  Security Deposit                                       12,500             0
  Unearned Rent                                           5,000         5,000
                                                     -----------   -----------
      Total Current Liabilities                         229,553       159,934
                                                     -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (49,653)      (46,818)
  Limited Partners, $1,000 Unit Value;
    30,000 Units authorized; 22,783 Issued;
    20,910 and 21,487 outstanding in 1998
    and 1997, respectively                           14,630,786    14,911,469
                                                     -----------   -----------
      Total Partners' Capital                        14,581,133    14,864,651
                                                     -----------   -----------
        Total Liabilities and Partners' Capital     $14,810,686   $15,024,585
                                                     ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                   1998            1997

INCOME:
  Rent                                         $ 1,542,916      $ 1,418,118
  Investment Income                                204,997          191,115
                                                -----------      -----------
      Total Income                               1,747,913        1,609,233
                                                -----------      -----------

EXPENSES:
  Partnership Administration - Affiliates          240,525          249,520
  Partnership Administration and Property
     Management - Unrelated Parties                 59,440           98,128
  Depreciation                                     305,219          321,950
  Real Estate Impairment                                 0          460,100
                                                -----------      -----------
      Total Expenses                               605,184        1,129,698
                                                -----------      -----------

OPERATING INCOME                                 1,142,729          479,535

GAIN (LOSS) ON SALE OF REAL ESTATE                 (22,345)       1,135,222
                                                -----------      -----------
NET INCOME                                     $ 1,120,384      $ 1,614,757
                                                ===========      ===========

NET INCOME ALLOCATED:
  General Partners                             $    11,204      $    16,147
  Limited Partners                               1,109,180        1,598,610
                                                -----------      -----------
                                               $ 1,120,384      $ 1,614,757
                                                ===========      ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(21,211 and 21,695 weighted average Units outstanding
in 1998 and 1997, respectively)                $     52.29      $     73.69
                                                ===========      ===========


 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 3l

                                                    1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                     $ 1,120,384     $ 1,614,757

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   305,219         321,950
     Real Estate Impairment                               0         460,100
     (Gain) Loss on Sale of Real Estate              22,345      (1,135,222)
     Increase in Receivables                        (32,381)         (7,677)
     Decrease in Payable to
        AEI Fund Management, Inc.                    (7,012)        (97,917)
     Increase (Decrease) in Security Deposit         12,500            (665)
                                                 -----------     -----------
       Total Adjustments                            300,671        (459,431)
                                                 -----------     -----------
       Net Cash Provided By
           Operating Activities                   1,421,055       1,155,326
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                     (4,334,115)     (1,908,049)
  Proceeds from Sale of Real Estate                 350,635       4,129,390
                                                 -----------     -----------
       Net Cash Provided By (Used For)
           Investing Activities                  (3,983,480)      2,221,341
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable       64,131        (192,630)
  Distributions to Partners                        (937,332)     (1,135,819)
  Redemption Payments                              (466,570)       (194,861)
                                                 -----------     -----------
       Net Cash Used For
           Financing Activities                  (1,339,771)     (1,523,310)
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                             (3,902,196)      1,853,357

CASH AND CASH EQUIVALENTS, beginning of period    4,213,283       2,359,926
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $   311,087     $ 4,213,283
                                                 ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 3l


                                                                     Limited
                                                                  Partnership
                            General       Limited                     Units
                            Partners      Partners      Total      Outstanding


BALANCE, December 31, 1996  $ (49,658)  $14,630,232   $14,580,574    21,764.38

  Distributions               (11,358)   (1,124,461)   (1,135,819)

  Redemption Payments          (1,949)     (192,912)     (194,861)     (277.10)

  Net Income                   16,147     1,598,610     1,614,757
                             ---------   -----------   -----------  -----------
BALANCE, December 31, 1997    (46,818)   14,911,469    14,864,651    21,487.28

  Distributions                (9,373)     (927,959)     (937,332)

  Redemption Payments          (4,666)     (461,904)     (466,570)     (576.80)

  Net Income                   11,204     1,109,180     1,120,384
                             ---------   -----------   -----------  -----------
BALANCE, December 31, 1998  $ (49,653)  $14,630,786   $14,581,133    20,910.48
                             =========   ===========   ===========  ===========


 The accompanying notes to financial statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997


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

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(2)  Summary of Significant Accounting Policies - (Continued)

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

(3)  Related Party Transactions -

     The Partnership owns a 27% interest in an Applebee's restaurant in Slidell, Louisiana. The remaining interest in this property is owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. As of December 31, 1998, the Partnership owns a 24% interest in the HomeTown Buffet restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and unrelated third parties. AEI Institutional Net Lease Fund '93 Limited Partnership owned a 15.8% interest in this property until December 4, 1998 when its interest was sold to an unrelated third party. The Partnership owns a 6.1688% interest in the Champps Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by AEI Income & Growth Fund XXI
     Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 23.95%
     interest in the Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 45.0% interest in the Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owns a 40.0% interest in the Tumbleweed restaurant in Columbus, Ohio. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owns a 38.0% interest in the Champps Americana restaurant in Centerville, Ohio. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited
     Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owns a 7.5158% interest in the Tractor Supply Company store. The remaining interests in this property are owned by unrelated third parties. The Individual General Partner owned a 15% interest in this property until March 10, 1997, when the last portion of his interest was sold to an unrelated third party. The Partnership owned a 4.1022% interest in the Sizzler restaurant in Cincinnati, Ohio. The remaining interests in this property were owned by AEI Real Estate Fund XVI Limited Partnership and AEI Real Estate Fund XVII Limited Partnership, affiliates of the Partnership. The Partnership owned a 93.2478% interest in the Sizzler restaurant in Springboro, Ohio. The remaining interest in the property was owned by AEI Real Estate Fund 86-A Limited Partnership, an affiliate of the Partnership.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                     1998         1997
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $ 240,525    $ 249,520
                                                   ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                           $  59,440    $  98,128
                                                   ========     ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $141,994 and $14,267
  for 1998 and 1997, respectively.                $ (43,809)   $ 122,610
                                                   ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana restaurants in San Antonio, Texas, the Rally's restaurants, the Tumbleweed restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company store which has a Lease term of 14 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Applebee's in Slidell, Louisiana, Fuddrucker's and Rally's restaurants which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant which has a renewal option that may extend the Lease term an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The Children's World in Phoenix, Arizona was constructed in 1988 and acquired in 1989. One of the Taco Cabana restaurants in San Antonio, Texas was constructed in 1984, renovated in 1991 and acquired by the Partnership after the renovation. The Rally's restaurants and the Children's World in Columbus, Ohio were constructed and acquired in 1992. The Applebee's in Slidell, Louisiana was constructed in 1991 and acquired in 1993. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Tractor Supply Company store and Champps Americana restaurant in Columbus, Ohio were constructed and acquired in 1996. The Fuddrucker's restaurant was constructed and acquired in 1997. The Champps Americana in Troy, Michigan, the Old Country Buffet, and the Tumbleweed restaurants were constructed and acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in
     1998 and construction of the restaurant was completed in 1999. The remaining properties were constructed and acquired in either 1990 or 1991. There have been no costs capitalized as improvements subsequent to the acquisitions.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     For those properties in the table below which do not have land costs, the lessee has entered into land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at December 31, 1998 are as follows:

                               Buildings and         Accumulated
Property                  Land   Equipment    Total  Depreciation

Children's World, Phoenix, AZ  $  259,467   $  624,019   $  883,486   $ 223,418
Pasta Fair Restaurant,
 Belleview, FL                    251,593      681,269      932,862     197,757
Children's World,
 Blue Springs, MO                 162,290      628,981      791,271     200,227
Children's World, Lenexa, KS      185,788      797,739      983,527     244,843
Taco Cabana, San Antonio, TX      871,844      534,582    1,406,426     158,830
Cheddar's, Clive, IA              379,249    1,012,999    1,392,248     312,215
Children's World,
 Westerville, OH                  157,848      832,413      990,261     230,731
Taco Cabana, San Antonio, TX       61,004       46,929      107,933      11,355
Taco Fiesta, Brownsville, TX      294,450      265,888      560,338     101,044
Applebee's, Destin, FL             30,239       34,976       65,215      10,441
Children's World,
 Columbus, OH                     157,569      861,633    1,019,202     201,376
Rally's, San Antonio, TX                0      195,741      195,741      66,153
Rally's, San Antonio, TX                0      196,397      196,397      66,800
Applebee's, Slidell, LA           104,613      175,405      280,018      33,132
HomeTown Buffet,
 Tucson, AZ                       163,688      140,045      303,733      25,869
Tractor Supply Company,
 Bristol, VA                       31,092       65,673       96,765       6,418
Champps Americana,
 Columbus, OH                      53,296      104,961      158,257       8,674
Fuddrucker's, Thornton, CO        444,692      961,079    1,405,771      47,149
Champps Americana, Troy, MI       385,295      807,201    1,192,496       9,341
Tumbleweed, Chillicothe, OH       234,796      339,035      573,831       1,511
Tumbleweed, Columbus, OH          216,467      337,802      554,269         489
Old Country Buffet, Northlake, IL 342,896    1,007,908    1,350,804       1,400
Champps Americana,
 Centerville, OH                  703,376            0      703,376           0
                               -----------  -----------  -----------  ----------
                              $ 5,491,552  $10,652,675  $16,144,227  $2,159,173
                               ===========  ===========  ===========  ==========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

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

     No rents were collected from the Sizzler restaurants in 1998 and 1997. The total amount of rent not collected in 1998 and 1997 was $101,715 and $339,093, respectively, for the three properties. These amounts were not accrued for financial reporting purposes.

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

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of
     $77,025 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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

     In February, 1996, the Partnership called a letter of credit for $109,393 related to the Taco Cabana restaurant in Brownsville, Texas. The Partnership applied the funds to satisfy 1996 rent income and real estate taxes due and a portion of the real estate taxes due in 1997. In 1997, the Partnership took possession of the property and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $99,388 and $115,285 in rent in 1998 and 1997, respectively. This amount was not accrued for financial reporting purposes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

     On   November  18,  1998,  the  Partnership  re-leased   the
     Brownsville property to Sergio Gonzalez under a Lease Agreement with a primary term of two years and annual rental payments of $37,200. The property is now operated as a Taco Fiesta restaurant.

     Through December 31, 1997, the Partnership sold 94.1709% of the Applebee's restaurant in Destin, Florida in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,413,627 which resulted in a total net gain of $481,379. The total cost and related accumulated depreciation of the interests sold was $1,053,565 and $121,317, respectively. For the year ended December 31, 1997, the net gain was $320,171.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     Through December 31, 1997, the Partnership sold 90.6301% of a Taco Cabana restaurant in San Antonio, Texas in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,520,182 which resulted in a total net gain of $562,654. The total cost and related accumulated depreciation of the interests sold was $1,043,983 and $86,455, respectively. For the year ended December 31, 1997, the net gain was $355,897.

     Through December 31, 1997, the Partnership sold 77.4842% of its interest in the Tractor Supply Company in Bristol, Virginia in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,189,572 which resulted in a total net gain of $217,301. The total cost and related accumulated depreciation of the interests sold was $997,602 and $25,331, respectively. For the year ended December 31, 1997, the net gain was $179,517.

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

     Subsequent to December 31, 1998, the Partnership sold its 24% interest in the HomeTown Buffet restaurant in three separate transactions to unrelated third parties. The
     Partnership received total net sale proceeds of approximately $437,000 which resulted in a net gain of approximately $160,000.

     During 1997, the Partnership distributed $104,820 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.77 per Limited Partnership Unit. The remaining net sale proceeds were reinvested in additional properties.

     On July 30, 1997, the Partnership purchased a Fuddrucker's restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddrucker's, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

     On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,192,496.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     In January, 1998, the Partnership entered into an agreement to purchase a 45% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $216,915. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $18,438. Effective August 10, 1998, the annual rent was increased to $22,234. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective August 10, 1998, the interest rate was increased to 10.25%. On November 20, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $57,314. The Partnership's share of the total acquisition costs, including the cost of the land, was $573,831.

     In April, 1998, the Partnership entered into an agreement to purchase a Tumbleweed restaurant in Columbus, Ohio. On May 1, 1998, the Partnership purchased the land for $503,832. The land is leased to TWI under a Lease Agreement with a primary term of 15 years and annual rental payments of $42,826. Effective August 28, 1998, the annual rent was increased to $51,643. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective August 28, 1998, the interest rate was increased to 10.25%. On December 28, 1998, after the development was completed, the Partnership assigned, for diversification purposes, 60% of its interest in the property to an affiliated Partnership and the Lease Agreement was amended to require annual rental payments of $55,401. The Partnership's share of the total acquisition costs, including the cost of the land, was $554,269.

     In April, 1998, the Partnership entered into an Agreement to purchase an Old Country Buffet restaurant to be constructed in Northlake, Illinois. On May 18, 1998, the Partnership purchased the land for $330,000. The Partnership charged interest on the land at a rate of 10% until September 27, 1998. On September 28, 1998, the tenant began paying annual rent of $130,000. On September 30, 1998, the Partnership advanced $370,000 for the construction of the property. On December 29, 1998, after the construction was completed, the Partnership paid $639,000 of additional construction costs. The total acquisition cost was $1,350,804. The property is leased to OCB Realty Co. under a Lease Agreement with a primary term of 20 years.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     On August 28, 1998, the Partnership purchased a 38% interest in a parcel of land in Centerville, Ohio for $703,376. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,236. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $439,301 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $154,075. The Partnership's share of the total acquisition costs, including the cost of the land, was approximately $1,467,000.

     During 1998 and 1997, the Partnership incurred net costs of $78,801 related to the review of potential property acquisitions. Of these costs, $56,485 have been capitalized and allocated to land, building and equipment. The remaining costs of $22,316 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1998.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1998 are as follows:

                       1999          $ 1,855,708
                       2000            1,865,190
                       2001            1,842,243
                       2002            1,855,839
                       2003            1,869,881
                       Thereafter     14,259,443
                                      -----------
                                     $23,548,304
                                      ===========

     In 1998 and 1997, the Partnership recognized contingent rents of $19,110 and $17,135, respectively.

(5)  Security Deposit -

     In November, 1998, the Partnership received a deposit from the tenant of the Taco Fiesta restaurant as security for future rent payments. The funds are invested in a short-term money market account and will be refunded, without interest, to the tenant, upon termination of the Lease, provided there is no default in the Lease Agreement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                   1998         1997
      Tenants                    Industry

     ARAMARK Educational
        Resources, Inc.          Child Care      $  574,781   $  556,803
     Texas Taco Cabana L.P.      Restaurant         219,658      267,322
     Heartland Restaurant Corp.  Restaurant         210,212      202,127
                                                  ----------   ----------

     Aggregate rent revenue of major tenants     $1,004,651   $1,026,252
                                                  ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 65%          72%
                                                  ==========   ==========

(7)  Partners' Capital -

     Cash distributions of $14,039 and $13,307 were made to the General Partners and $927,959 and $1,124,461 were made to the Limited Partners for the years ended December 31, 1998 and 1997, respectively. The Limited Partners' distributions represent $43.75 and $51.83 per Limited Partnership Unit outstanding using 21,211 and 21,695 weighted average Units in 1998 and 1997, respectively. The distributions represent $30.40 and $51.83 per Unit of Net Income, and $13.35 and $-0-per Unit of return of contributed capital in 1998 and 1997, respectively.

     As  part  of  the  Limited  Partner distributions  discussed above, the Partnership distributed $103,771 of proceeds from
     property  sales  in  1997.   The distributions  reduced  the
     Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1998 and 1997 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(7)  Partners' Capital - (Continued)

     During 1998, forty-two Limited Partners redeemed a total  of
     576.8 Partnership Units for $461,904 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1997, seventeen Limited Partners redeemed a total of 277.1 Partnership Units for $192,912. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $1,028.98 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                 1998           1997

     Net Income for Financial
      Reporting Purposes                      $1,120,384     $1,614,757

     Depreciation for Tax Purposes
      (Over) Under Depreciation for Financial
      Reporting Purposes                          15,567         (3,136)

     Amortization of Start-Up and
      Organization Costs                          (1,239)        (9,742)

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                               0        (17,207)

     Property Expenses for Tax Purposes
      (Over) Under Expenses for Financial
      Reporting Purposes                           3,164         (6,668)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                  0        460,100

     Gain on Sale of Real Estate for
        Tax Purposes Under Gain for
        Financial Reporting Purposes                   0       (978,326)

     Loss on Sale of Real Estate for
        Tax Purposes Over Loss for
        Financial Reporting Purposes            (660,526)             0
                                               ----------     ----------
           Taxable Income to Partners         $  477,350     $1,059,778
                                               ==========     ==========

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                     1998          1997

     Partners' Capital for
       Financial  Reporting Purposes             $14,581,133    $14,864,651

     Adjusted Tax Basis of Investments
      in Real Estate Over (Under) Net
      Investments in Real Estate
      for Financial Reporting Purposes               545,042      1,186,837

     Capitalized Start-Up Costs
      Under Section 195                              397,387        397,387

     Amortization of Start-Up and
      Organization Costs                            (403,387)      (402,148)

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                               5,000          5,000

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes             3,342,442      3,342,442
                                                  -----------    -----------
           Partners' Capital for
               Tax  Reporting Purposes           $18,467,617    $19,394,169
                                                  ===========    ===========



         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                       1998                     1997
                              Carrying       Fair      Carrying       Fair
                               Amount        Value      Amount        Value

     Cash                     $      534   $      534   $      234  $      234
     Money Market Funds          310,553      310,553    3,217,857   3,217,857
     Commercial Paper
      (held to maturity)               0            0      995,192     995,192
                               ---------    ---------    ---------   ---------
        Total Cash and
           Cash Equivalents   $  311,087   $  311,087   $4,213,283  $4,213,283
                               =========    =========    =========   =========


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

        Robert P. Johnson, age 54, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1988, and has been elected to continue in these positions until December, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in seventeen other limited partnerships.

        Mark E. Larson, age 46, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these position until December, 1999. Mr. Larson has been executive Vice President and Treasurer since the formation of AFM in September, 1988 and Chief Financial Officer since January, 1990. In January, 1993 Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1999:

     Name and Address                        Number of       Percent
   of Beneficial Owner                       Units Held      of Class

   AEI Fund Management XVIII, Inc.                 0             0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                               0             0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                  0             0%
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

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1998.

Person or Entity                                Amount Incurred From Inception
 Receiving                   Form and Method         (September 20, 1988) to
Compensation                 of Compensation            December 31, 1998

AEI Securities, Inc.  Selling Commissions equal to 7%       $2,278,305
(formerly AEI         of proceeds plus a 3% nonaccountable
Incorporated)         expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other       $1,064,137
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all         $  551,143
Affiliates            Acquisition Expenses

General Partners      1% of Net Cash Flow in any fiscal     $  142,256
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners and  Reimbursement at Cost for all         $2,484,436
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of  the Fund's properties and all other
                      transfer agency, reporting, partner
                      relations   and   other administrative
                      functions.

General Partners      15% of distributions of Net Proceeds  $   12,793
                      of Sale other than distributions
                      necessary to restore Adjusted Capital
                      Contributions and provide a 6% cumulative return to Limited Partners. The General
                      Partners  will receive only 1% of
                      distributions of Net Proceeds of Sale
                      until Limited Partners have received an
                      amount equal to (a) their Adjusted Capital
                      Contributions, plus (b) an amount equal to 14% of their Adjusted Capital
                      Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited Partners.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1998, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


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

              10.8  Net  Lease  Agreement  dated
                    October 31, 1991 between the Partnership and T.S.S.O., Inc. relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.15 of Form 10-K filed with the Commission on July 27, 1992).

              10.9  Net  Lease  Agreement  dated
                    December 10, 1991 between the Partnership and Pasta Fair of Belleview, Inc. relating to the property at 10401 Highway 441, Belleview, Florida (incorporated by reference to Exhibit
                    10.16 of Form 10-K filed with the Commission on July 27, 1992).

              10.10 Net Lease Agreement dated
                    July 28, 1992 between the Partnership and Children's World Learning Centers, Inc. relating to the property at 4885 Cherry Bottom Road, Columbus, Ohio (incorporated by reference to Exhibit 10.17 of Form 10-K filed with the Commission on March 29, 1993).

              10.11 Net Lease Agreement dated
                    December 7, 1992 between the Partnership and Red Line San Antonio One, Ltd. relating to the property at 529 Fair Avenue, San Antonio, Texas (incorporated by reference to Exhibit
                    10.19 of Form 10-K filed with the Commission on March 29, 1993).

              10.12 Net Lease Agreement dated
                    December 7, 1992 between the Partnership and Red Line San Antonio One, Ltd. relating to the property at 4606 Rittiman Road, San Antonio, Texas (incorporated by reference to Exhibit 10.20 of Form 10-K filed with the Commission on March 29, 1993).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

          A.   Exhibits -
                                  Description

              10.13 Net Lease Agreement dated
                    May 5, 1993 between the Partnership and GC Slidell, Inc. relating to the property at 850 I-10 Service Road, Slidell, Louisiana (incorporated by reference to Exhibit 10.22 of Form 10-K filed with the Commission on March 29, 1994).

              10.14 Net Lease Agreement dated
                    June 16, 1993 between the Partnership and JB's Restaurants, Inc. relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit
                    10.23 of Form 10-K filed with the Commission on March 29, 1994).

              10.15 Co-Tenancy  Agreement
                    dated June 17, 1994 between the Partnership and Nicoletta Trust relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit
                    10.24 of Form 10-KSB filed with the Commission on March 30, 1995).

              10.16 Amendment of Lease dated
                    January 25, 1996 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Red Line San Antonio One, Ltd. and Red Line Burgers, Inc. relating to the properties at 529 Fair Avenue, and 4606
                    Rittiman Road, San Antonio, Texas (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed with the Commission on March 21, 1996).

              10.17 Net Lease Agreement dated
                    April 10, 1996 between the Partnership, Robert P. Johnson and Tractor Supply Company relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on April 17, 1996).

              10.18 Net Lease Agreement dated
                    August 29, 1996 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Americana Dining Corporation relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Commission on September 12, 1996).

              10.19 Property   Co-Tenancy
                    Ownership Agreement dated August 5, 1996 between the Partnership and Carolyn W. Davidson relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 14, 1996).

              10.20 Property   Co-Tenancy
                    Ownership Agreement dated September 12, 1996 between the Partnership, Robert P. Johnson, and Joyce R. Scott relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to
                    Exhibit 10.4 of Form 10-QSB filed with the Commission on November 14, 1996).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

          A.   Exhibits -
                                   Description

              10.21 Property   Co-Tenancy
                    Ownership Agreement dated October 15, 1996 between the Partnership, Robert P. Johnson, and Arel D. and Louise B. Middleton relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed with the Commission on November 14, 1996).

              10.22 Property   Co-Tenancy
                    Ownership Agreement dated October 15, 1996 between the Partnership and Arel D. and Louise B. Middleton relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed with the Commission on November 14, 1996).

              10.23 Property   Co-Tenancy
                    Ownership Agreement dated December 16, 1996 between the Partnership and the Hesson Family Living Trust relating to the property at 6867 Highway 90 West, San Antonio, Texas
                    (incorporated by reference to Exhibit 10.34 of Form 10-KSB filed with the Commission on March 17, 1997).

              10.24 Property   Co-Tenancy
                    Agreement dated December 30, 1996 between the Partnership and John Pasini and Elvia Pasini relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.38 of Form 10-KSB filed with the Commission on March 17, 1997).

              10.25 Property   Co-Tenancy
                    Agreement dated December 30, 1996 between the Partnership and Kent T. Wood and Kimberly Pasini Wood relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.39 of Form 10-KSB filed with the Commission on March 17, 1997).

              10.26 Property   Co-Tenancy
                    Agreement dated January 2, 1997 between the Partnership and William E. Mason and Hazel Mason relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.40 of Form 10-KSB filed with the Commission on March 17, 1997).

              10.27 Property   Co-Tenancy
                    Ownership Agreement dated February 28, 1997 between the Partnership and Anton Kuster, Jr. relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.42 of Form 10-KSB filed with the Commission on March 17, 1997).

              10.28 Property   Co-Tenancy   Ownership
                    Agreement dated March 10, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to
                    Exhibit 10.2 of Form 10-QSB filed with the Commission on May 13, 1997).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

          A.   Exhibits -
                                     Description

              10.29 Property   Co-Tenancy   Ownership
                    Agreement dated March 10, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit
                    10.4 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.30 Property   Co-Tenancy   Ownership
                    Agreement dated March 10, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit
                    10.6 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.31 Property   Co-Tenancy   Ownership
                    Agreement dated March 21, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to
                    Exhibit 10.8 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.32 Property   Co-Tenancy   Ownership
                    Agreement dated March 21, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit
                    10.11 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.33 Property   Co-Tenancy   Ownership
                    Agreement dated March 21, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit
                    10.14 of Form 10-QSB filed with the Commission on May 13, 1997).

              10.34 Purchase Agreement dated  May  31,
                    1997 between the Partnership and Shun Cho Young and Chung Hsi Ho relating to the property at 6435 Dixie Highway, Fairfield, Ohio (incorporated by reference to Exhibit
                    10.1 of Form 10-QSB filed with the Commission on August 5, 1997).

              10.35 Sale   and  Leaseback   Financing
                    Commitment dated June 30, 1997 between AEI Fund Management, Inc. and Fuddrucker's, Inc. relating to the property at 12020 Pennsylvania Street, Thornton, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on August 5, 1997).

              10.36 Letter of Assignment dated July 15,
                    1997 between the Partnership and AEI Fund Management, Inc. relating to the property at 12020 Pennsylvania Street, Thornton, Colorado (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on August 5, 1997).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

          A.   Exhibits -
                                      Description

              10.37 Purchase Agreement dated July  25,
                    1997 between the Partnership and Calderwood Investments Limited Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on August 5, 1997).

              10.38 Property   Co-Tenancy   Ownership
                    Agreement dated July 28, 1997 between the Partnership and Calderwood Investments Limited Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit
                    10.5 of Form 10-QSB filed with the Commission on August 5, 1997).

              10.39 Net Lease Agreement dated July  30,
                    1977 between the Partnership and Fuddrucker's, Inc. relating to the property at 12020 Pennsylvania Street, Thornton, Colorado (incorporated by reference to
                    Exhibit 10.6 of Form 10-QSB filed with the Commission on August 5, 1997).

              10.40 Purchase Agreement dated July  16,
                    1997 between the Partnership and Stanley E. LaCorte relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 4, 1997).

              10.41 Purchase Agreement dated August 19,
                    1997 between the Partnership and Truong Hoang, Trustee and Thanh Do, Trustee of the Hoang-Do Family Living Trust relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 4, 1997).

              10.42 Property   Co-Tenancy   Ownership
                    Agreement dated September 9, 1997 between the Partnership and Truong Hoang, Trustee and Thanh Do, Trustee of the Hoang-Do Family Living Trust relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 4, 1997).

              10.43 Purchase Agreement dated September
                    9, 1997 between the Partnership and Nick DeVito, Inc. relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 4, 1997).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

          A.   Exhibits -
                                     Description

              10.44 Purchase Agreement dated
                    September 12, 1997 between the Partnership and Ernest E. Ainslie and Marion B. Ainslie, Trustees of the Ainslie Living Trust relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.64 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.45 Property   Co-Tenancy   Ownership
                    Agreement dated September 22, 1997 between the Partnership and Stanley E. LaCorte relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed with the Commission on November 4,
                    1997).

              10.46 Property   Co-Tenancy   Ownership
                    Agreement dated September 25, 1997 between the Partnership and Nick DeVito, Inc. relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed with the Commission on November 4,
                    1997).

              10.47 Purchase Agreement dated September
                    30, 1997 between the Partnership and Reginald
                    O. Hill, Trustee of the Reginald O. Hill Trust dated 5/25/95 and Donna Jean Hill, Trustee of the Donna Jean Hill Trust dated 5/25/95 relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed with the Commission on November 4, 1997).

              10.48 Purchase Agreement dated October 5,
                    1997 between the Partnership and Anthony Drago, Trustee, U/A DTD 8/19/80, FBO Anthony and Sydelle Drago Family Trust relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed with the Commission on November 4, 1997).

              10.49 Property   Co-Tenancy   Ownership
                    Agreement dated October 9, 1997 between the Partnership and Reginald O. Hill, Trustee of the Reginald O. Hill Trust dated 5/25/95 and Donna Jean Hill, Trustee of the Donna Jean Hill Trust dated 5/25/95 relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.9 of Form 10-QSB filed with the Commission on November 4, 1997).

              10.50 Property   Co-Tenancy   Ownership
                    Agreement dated October 24, 1997 between the Partnership and Anthony Drago, Trustee, U/A DTD 8/19/80, FBO Anthony and Sydelle Drago Family Trust relating to the property at 6867 Highway 90 West, San Antonio, Texas
                    (incorporated by reference to Exhibit 10.10 of Form 10-QSB filed with the Commission on November 4, 1997).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

          A.   Exhibits -
                                    Description

              10.51 Property   Co-Tenancy
                    Ownership Agreement dated November 5, 1997 between the Partnership and Ernest E. Ainslie and Marion B. Ainslie, Trustees of the Ainslie Living Trust relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to
                    Exhibit 10.71 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.52 Purchase Agreement dated
                    November 6, 1997 between the Partnership and the Helen W. Rehwaldt, Trustee, Deerwood Revocable Trust Partnership relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.72 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.53 Property   Co-Tenancy
                    Ownership Agreement dated November 21, 1997 between the Partnership and the Helen W. Rehwaldt, Trustee, Deerwood Revocable Trust relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.73 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.54 Development  Financing
                    Agreement dated December 23, 1997 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.74 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.55 Net Lease Agreement dated
                    December 23, 1997 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.75 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.56 Assignment of Development
                    Financing and Leasing Commitment dated January 26, 1998 between the Partnership and AEI Fund Management, Inc. relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.76 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.57 Development  Financing  Agreement
                    dated April 13, 1998 between the Partnerhip, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on May 8, 1998).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

          A.   Exhibits -
                                     Description

              10.58 Net Lease Agreement dated April 13,
                    1998 between the Partnerhip, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on May 8, 1998).

              10.59 Purchase Agreement dated April  17,
                    1998 between the Partnership and the Alpha Group, LLC relating to the property at North Avenue & Wolf Road, Northlake, Illinois (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on May 8, 1998).

              10.60 Development Financing and  Leasing
                    Commitment dated April 24, 1998 between the Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on May 8, 1998).

              10.61 Development  Financing  Agreement
                    dated May 1, 1998 between the Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed with the Commission on May 8, 1998).

              10.62 Net Lease Agreement dated  May  1,
                    1998 between the Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed with the Commission on May 8, 1998).

              10.63 Purchase Agreement dated  May  12,
                    1998 between the Partnership, AEI Real Estate Fund 86-A Limited Partnership and Unlimited Development, P.L.L. relating to the property at 950 W. Central Avenue, Springboro, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on July 31, 1998).

              10.64 Assignment of Lease dated May  18,
                    1998 between the Partnership and Alpha Group, LLC relating to the property at North Avenue and Wolf Road, Northlake, Illinois (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on July 31, 1998).

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

          A.   Exhibits -
                                      Description

              10.65 First Amendment to  Net
                    Lease Agreement dated September 3, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 9, 1998).

              10.66 Assignment   of   the
                    Development Financing Agreement and Net Lease Agreement dated August 27, 1998 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 9, 1998).

              10.67 Development  Financing
                    Agreement dated June 29, 1998 between AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 9,
                    1998).

              10.68 Net Lease Agreement dated
                    June 29, 1998 between AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 9, 1998).

              10.69 Net Lease Agreement dated
                    November 18, 1998 between the Partnership and
                    Sergio Gonzalez relating to the property at 54 South Expressway, Brownsville, Texas.

              10.70 First Amendment to  Net
                    Lease Agreement dated November 20, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert
                    P. Johnson and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio.

              10.71 Purchase Agreement  for
                    Fee Simple Undivided Interest and Assignment of Net Lease Agreement dated December 28, 1998 between the Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership relating to the property at 6959 East Broad Street, Columbus, Ohio.

ITEM 13.  EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

          A.   Exhibits -
                                    Description

              10.72 First Amendment to  Net
                    Lease Agreement dated December 28, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio.

              10.73 First Amendment to  Net
                    Lease Agreement dated January 27, 1999 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corp. relating to the property at 7880 Washington Village Drive, Centerville, Ohio.

              10.74 Purchase Agreement dated
                    February 23, 1999 between the Partnership and
                    the Linda L. Landes Family Trust relating  to
                    the   property  at  330  South  Wilmot  Road,
                    Tucson, Arizona.

              10.75 Purchase Agreement dated
                    February 24, 1999 between the Partnership and the Sherrill L. Hossom Family Trust relating to the property at 330 South Wilmot Road, Tucson, Arizona.

              10.76 Purchase Agreement dated
                    February 27, 1999 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Terry Harsha, Sr. and Janet Sue Harsha relating to the property at 330 South Wilmot Road, Tucson, Arizona.

               27   Financial Data Schedule for
                    year ended December 31, 1998.

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

                               AEI REAL ESTATE FUND XVIII
                               Limited Partnership
                               By: AEI Fund Management XVIII, Inc.
                                   Its Managing General Partner


March 15, 1999                 By: /s/ Robert P. Johnson
                                       Robert  P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                  Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 15, 1999
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 15, 1999
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)