Form 10QSB
period 1999-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1999-05-13
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1999

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


                              INDEX




PART I. Financial Information

 Item 1.Balance Sheet as of March 31, 1999 and December 31, 1998

         Statements for the Periods ended March 31, 1999 and 1998:

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

                          BALANCE SHEET

              MARCH 31, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                       1999            1998

CURRENT ASSETS:
  Cash and Cash Equivalents                        $   702,173    $   311,087
  Receivables                                           18,940         52,928
                                                    -----------    -----------
      Total Current Assets                             721,113        364,015
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               5,384,757      5,491,552
  Buildings and Equipment                           11,254,613     10,652,675
  Construction in Progress                                   0        439,301
  Property Acquisition Costs                               407         22,316
  Accumulated Depreciation                          (2,232,033)    (2,159,173)
                                                    -----------    -----------
      Net Investments in Real Estate                14,407,744     14,446,671
                                                    -----------    -----------
         Total Assets                              $15,128,857    $14,810,686
                                                    ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    36,857    $    16,768
  Distributions Payable                                342,002        195,285
  Security Deposit                                      12,500         12,500
  Unearned Rent                                         64,976          5,000
                                                    -----------    -----------
      Total Current Liabilities                        456,335        229,553
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (48,739)       (49,653)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   20,910 Units outstanding                         14,721,261     14,630,786
                                                    -----------    -----------
      Total Partners' Capital                       14,672,522     14,581,133
                                                    -----------    -----------
        Total Liabilities and Partners' Capital    $15,128,857    $14,810,686
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                        1999         1998

INCOME:
   Rent                                             $   470,972  $   345,488
   Investment Income                                      8,478       60,061
                                                     -----------  -----------
        Total Income                                    479,450      405,549
                                                     -----------  -----------

EXPENSES:
   Partnership Administration - Affiliates               63,761       63,803
   Partnership Administration and Property
      Management - Unrelated Parties                     18,043       16,997
   Depreciation                                          99,581       72,668
                                                     -----------  -----------
        Total Expenses                                  181,385      153,468
                                                     -----------  -----------

OPERATING INCOME                                        298,065      252,081

GAIN ON SALE OF REAL ESTATE                             146,588            0
                                                     -----------  -----------
NET INCOME                                          $   444,653  $   252,081
                                                     ===========  ===========

NET INCOME ALLOCATED:
   General Partners                                 $     4,447  $     2,520
   Limited Partners                                     440,206      249,561
                                                     -----------  -----------
                                                    $   444,653  $   252,081
                                                     ===========  ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (20,910 and 21,487 weighted average Units
 outstanding in 1999 and 1998, respectively)        $     21.05  $     11.61
                                                     ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                         1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   444,653   $   252,081

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        99,581        72,668
     Gain on Sale of Real Estate                       (146,588)            0
     Decrease in Receivables                             33,988         9,691
     Increase in Payable to
        AEI Fund Management, Inc.                        20,089         4,897
     Increase in Unearned Rent                           59,976        63,454
                                                     -----------   -----------
        Total Adjustments                                67,046       150,710
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            511,699       402,791
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (337,666)      (93,755)
   Proceeds from Sale of Real Estate                    423,600             0
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                             85,934       (93,755)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    146,717       192,108
   Distributions to Partners                           (353,264)     (333,232)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (206,547)     (141,124)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               391,086       167,912

CASH AND CASH EQUIVALENTS, beginning of period          311,087     4,213,283
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   702,173   $ 4,381,195
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                      Limited
                                                                    Partnership
                              General       Limited                    Units
                              Partners      Partners      Total     Outstanding


BALANCE, December 31, 1997  $ (46,818)   $14,911,469   $14,864,651   21,487.28

  Distributions                (3,332)      (329,900)     (333,232)

  Net Income                    2,520        249,561       252,081
                             ---------    -----------   -----------  ----------
BALANCE, March 31, 1998     $ (47,630)   $14,831,130   $14,783,500   21,487.28
                             =========    ===========   ===========  ==========


BALANCE, December 31, 1998  $ (49,653)   $14,630,786   $14,581,133   20,910.48

  Distributions                (3,533)      (349,731)     (353,264)

  Net Income                    4,447        440,206       444,653
                             ---------    -----------   -----------  ----------
BALANCE, March 31, 1999     $ (48,739)   $14,721,261   $14,672,522   20,910.48
                             =========    ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1999

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership owned a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio. In November, 1993, after reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurant in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurant while the Partnership reviewed the available options. In June, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

     In December, 1996, the Partnership, in order to avoid additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $373,000. A charge to operations  for  real  estate  impairment  of  $693,500  was recognized  in  the  fourth quarter of 1996,  which  is  the difference between book value at December 31, 1996 of $1,066,500 and the estimated market value of $373,000. The charge was recorded against the cost of the land, building and equipment.

     On July 21, 1998, the Partnership sold its interest in the Sizzler restaurant in Springboro, Ohio to an unrelated third party. The Partnership received net sale proceeds of
     $350,635, which resulted in a net loss on the sale of $22,345.

     In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of
     $80,775 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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

     In 1997, the Partnership took possession of the Taco Cabana restaurant in Brownsville, Texas and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $29,580 in rent in the first three months of 1998. These amounts were not accrued for financial reporting purposes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 1999, GCR owed $7,100 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

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

     On August 28, 1998, the Partnership purchased a 38% interest in a parcel of land in Centerville, Ohio for $703,376. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,236. Effective December 25, 1998, the annual rent was increased to $73,854. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $154,075. The Partnership's share of the total acquisition costs, including the cost of the land, were $1,502,252. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

     During the first three months of 1999, the Partnership sold its interest in the HomeTown Buffet restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $423,600 which resulted in a total net gain of $146,588. The total cost and related accumulated depreciation of the interests sold was $303,733 and $26,721, respectively.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1999 and 1998, the Partnership recognized rental income of $470,972 and $345,488, respectively. During the same periods, the Partnership earned investment income of $8,478 and $60,061, respectively. In 1999, rental income increased as a result of additional rent received from five property acquisitions in 1998 and 1999, rent increases on ten properties and rent received from re-leasing the Brownsville property. These increases in rental income were partially offset by a decrease in rental income due to the property sales discussed below, and a decrease in investment income earned on net sale proceeds prior to the purchase of the additional properties.

        The Partnership owned a 93.2478% interest in a Sizzler restaurant in Springboro, Ohio. In November, 1993, after reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurant in a manner capable of maximizing the restaurant's sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurant while the Partnership reviewed the available options. In June, 1994, the Partnership closed the restaurant and listed it for sale or lease. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

        In  December,  1996, the Partnership, in order  to  avoid
additional property management expenses, decided to sell the Sizzler property rather than to continue to attempt to re-lease the property. In addition, based on an analysis of market conditions in the area, it was determined that a sale of the property would result in net proceeds of approximately $400,000. The Partnership's share of the proceeds would be approximately $373,000. A charge to operations for real estate impairment of $693,500 was recognized in the fourth quarter of 1996, which is the difference between book value at December 31, 1996 of $1,066,500 and the estimated market value of $373,000. The charge was recorded against the cost of the land, building and equipment.

       On July 21, 1998, the Partnership sold its interest in the
Sizzler  restaurant  in Springboro, Ohio to  an  unrelated  third
party.   The Partnership received net sale proceeds of  $350,635,
which resulted in a net loss on the sale of $22,345.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of $80,775 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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

        In 1997, the Partnership took possession of the Taco Cabana restaurant in Brownsville, Texas and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $29,580 in rent in the first three months of 1998. These amounts were not accrued for financial reporting purposes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

        On November 18, 1998, the Partnership re-leased the Brownsville property to Sergio Gonzalez under a Lease Agreement with a primary term of two years and annual rental payments of $37,200. The property is now operated as a Taco Fiesta restaurant.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the Lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 1999, GCR owed $7,100 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

       During the three months ended March 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $63,761 and $63,803, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,043 and $16,997, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of March 31, 1999, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1999, the Partnership's cash balances increased $391,086 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $402,791 in 1998 to $511,699 in 1999 mainly as a result of an increase in income in 1999 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1999, the Partnership generated cash flow from the sale of real estate of $423,600. During the three months ended March 31, 1999 and 1998, the Partnership expended $337,666 and $93,755, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On August 28, 1998, the Partnership purchased a 38% interest in a parcel of land in Centerville, Ohio for $703,376. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,236. Effective December 25, 1998, the annual rent was increased to $73,854. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $154,075. The Partnership's share of the total acquisition costs, including the cost of the land, were $1,502,252. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

        During the first three months of 1999, the Partnership sold its interest in the HomeTown Buffet restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $423,600 which resulted in a total net gain of $146,588. The total cost and related accumulated depreciation of the interests sold was $303,733 and $26,721, respectively.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Prior to 1998, redemption payments were paid to redeeming Partners in the fourth quarter of each year. Beginning in 1998, redemption payments were paid to redeeming Partners on a quarterly basis. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

    <BULET>   resolution  by  the General Partners  of  conflicts
              with which they may be confronted;

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                          Description

          27  Financial Data Schedule  for  period
              ended March 31, 1999.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 7, 1999           AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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