Form 10QSB
period 1999-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1999-08-12
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1999 and December 31, 1998

         Statements for the Periods ended June 30, 1999 and 1998:

            Income

            Cash Flows

            Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                     1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   763,010     $   311,087
  Receivables                                         20,224          52,928
                                                  -----------     -----------
      Total Current Assets                           783,234         364,015
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,384,757       5,491,552
  Buildings and Equipment                         11,254,613      10,652,675
  Construction in Progress                                 0         439,301
  Property Acquisition Costs                             407          22,316
  Accumulated Depreciation                        (2,331,846)     (2,159,173)
                                                  -----------     -----------
      Net Investments in Real Estate              14,307,931      14,446,671
                                                  -----------     -----------
         Total Assets                            $15,091,165     $14,810,686
                                                  ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    29,179     $    16,768
  Distributions Payable                              326,867         195,285
  Security Deposit                                    12,500          12,500
  Unearned Rent                                       64,993           5,000
                                                  -----------     -----------
      Total Current Liabilities                      433,539         229,553
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (48,888)        (49,653)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   20,910 Units outstanding                       14,706,514      14,630,786
                                                  -----------     -----------
     Total Partners' Capital                      14,657,626      14,581,133
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $15,091,165     $14,810,686
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                  Three Months Ended        Six Months Ended
                               6/30/99         6/30/98    6/30/99      6/30/98
INCOME:
   Rent                       $ 483,569      $ 357,838   $ 954,541   $ 703,326
   Investment Income              7,229         57,392      15,707     117,453
                               ---------      ---------   ---------   ---------
        Total Income            490,798        415,230     970,248     820,779
                               ---------      ---------   ---------   ---------

EXPENSES:
   Partnership Administration -
     Affiliates                  63,053         67,334     126,814     131,137
   Partnership Administration
     and Property Management -
     Unrelated Parties            4,699         17,431      22,742      34,428
   Depreciation                  99,813         73,571     199,394     146,239
                               ---------      ---------   ---------   ---------
        Total Expenses          167,565        158,336     348,950     311,804
                               ---------      ---------   ---------   ---------

OPERATING INCOME                323,233        256,894     621,298     508,975

GAIN ON SALE OF REAL ESTATE           0              0     146,588           0
                               ---------      ---------   ---------   ---------
NET INCOME                    $ 323,233      $ 256,894   $ 767,886   $ 508,975
                               =========      =========   =========   =========

NET INCOME ALLOCATED:
   General Partners           $   3,232      $   2,570   $   7,679   $   5,090
   Limited Partners             320,001        254,324     760,207     503,885
                               ---------      ---------   ---------   ---------
                              $ 323,233      $ 256,894   $ 767,886   $ 508,975
                               =========      =========   =========   =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (20,910, 21,326, 20,910 and
  21,407 weighted average Units
  outstanding for the periods,
  respectively)               $   15.30      $   11.93   $   36.36   $   23.54
                               =========      =========   =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   767,886    $   508,975

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     199,394        146,239
     Gain on Sale of Real Estate                     (146,588)             0
     (Increase) Decrease in Receivables                32,704        (18,809)
     Increase in Payable to
        AEI Fund Management, Inc.                      12,411         35,678
     Increase in Unearned Rent                         59,993         53,415
                                                   -----------    -----------
        Total Adjustments                             157,914        216,523
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          925,800        725,498
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (337,666)    (1,541,787)
   Proceeds from Sale of Real Estate                  423,600              0
                                                   -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                           85,934     (1,541,787)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                  131,582         64,143
   Distributions to Partners                         (691,393)      (534,599)
   Redemption Payments                                      0       (130,264)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (559,811)      (600,720)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               451,923     (1,417,009)

CASH AND CASH EQUIVALENTS, beginning of period        311,087      4,213,283
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   763,010    $ 2,796,274
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1997  $ (46,818)  $14,911,469   $14,864,651   21,487.28

  Distributions                (5,346)     (529,253)     (534,599)

  Redemption Payments          (1,303)     (128,961)     (130,264)    (161.00)

  Net Income                    5,090       503,885       508,975
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1998      $ (48,377)  $14,757,140   $14,708,763   21,326.28
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1998  $ (49,653)  $14,630,786   $14,581,133   20,910.48

  Distributions                (6,914)     (684,479)     (691,393)

  Net Income                    7,679       760,207       767,886
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1999      $ (48,888)  $14,706,514   $14,657,626   20,910.48
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999

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

     In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of
     $84,525 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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

     In 1997, the Partnership took possession of the Taco Cabana restaurant in Brownsville, Texas and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $59,160 in rent in the first six months of 1998. These amounts were not accrued for financial reporting purposes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At June 30, 1999, GCR owed $7,100 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1999 and 1998, the Partnership recognized rental income of $954,541 and $703,326, respectively. During the same periods, the Partnership earned investment income of $15,707 and $117,453, respectively. In 1999, rental income increased as a result of additional rent received from five property acquisitions in 1998 and 1999, rent increases on ten properties, percentage rent received on one property, and rent received from re-leasing the Brownsville property. These increases in rental income were partially offset by a decrease in rental income due to the property sales discussed below, and a decrease in investment income earned on net sale proceeds prior to the purchase of the additional properties.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of $84,525 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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

        In 1997, the Partnership took possession of the Taco Cabana restaurant in Brownsville, Texas and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $59,160 in rent in the first six months of 1998. These amounts were not accrued for financial reporting purposes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

        On November 18, 1998, the Partnership re-leased the Brownsville property to Sergio Gonzalez under a Lease Agreement with a primary term of two years and annual rental payments of $37,200. The property is now operated as a Taco Fiesta restaurant.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the Lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At June 30, 1999, GCR owed $7,100 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

        During the six months ended June 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $126,814 and $131,137, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,742 and $34,428, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Sizzler and Brownsville property situations discussed above.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of June 30, 1999, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1999, the Partnership's cash balances increased $451,923 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $725,498 in 1998 to $925,800 in 1999 mainly as a result of an increase in income and a decrease in expenses in 1999 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 1999, the Partnership generated cash flow from the sale of real estate of $423,600. During the six months ended June 30, 1999 and 1998, the Partnership expended $337,665 and $1,541,787, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


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

        On July 1, 1999, twenty-one Limited Partners redeemed a total of 285.0 Partnership Units for $226,233 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 120 Limited Partners redeemed 1,872.32 Partnership Units for $1,490,675 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                            Description

           27    Financial Data Schedule  for  period
                 ended June 30, 1999.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1999         AEI Real Estate Fund XVIII
                              Limited Partnership
                              By:   AEI  Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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