Form 10QSB
period 1999-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 1999-11-12
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1999

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


                              INDEX




PART I.Financial Information

 Item 1.Balance Sheet as of September 30, 1999 and December 31, 1998

          Statements for the Periods ended September 30, 1999 and 1998:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                     1999            1998

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   612,291     $   311,087
  Receivables                                         12,085          52,928
                                                  -----------     -----------
      Total Current Assets                           624,376         364,015
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,384,757       5,491,552
  Buildings and Equipment                         11,058,872      10,652,675
  Construction in Progress                                 0         439,301
  Property Acquisition Costs                             407          22,316
  Accumulated Depreciation                        (2,361,451)     (2,159,173)
                                                  -----------     -----------
      Net Investments in Real Estate              14,082,585      14,446,671
                                                  -----------     -----------
           Total  Assets                         $14,706,961     $14,810,686
                                                  ===========     ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    34,443     $    16,768
  Distributions Payable                              298,095         195,285
  Security Deposit                                    12,500          12,500
  Unearned Rent                                       53,624           5,000
                                                  -----------     -----------
      Total Current Liabilities                      398,662         229,553
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (52,382)        (49,653)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   20,625 and 20,910 Units outstanding
   in 1999 and 1998, respectively                 14,360,681      14,630,786
                                                  -----------     -----------
     Total Partners' Capital                      14,308,299      14,581,133
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $14,706,961     $14,810,686
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended         Nine Months Ended
                               9/30/99      9/30/98     9/30/99       9/30/98

INCOME:
   Rent                      $ 471,589    $ 379,694   $ 1,426,130  $ 1,083,020
   Investment Income             5,848       56,680        21,555      174,133
                              ---------    ---------   -----------  -----------
        Total Income           477,437      436,374     1,447,685    1,257,153
                              ---------    ---------   -----------  -----------

EXPENSES:
   Partnership Administration -
     Affiliates                 55,337       57,764       182,151      188,901
   Partnership Administration
     and Property Management -
     Unrelated Parties           9,716       16,588        32,457       51,017
   Depreciation                 99,814       75,423       299,209      221,661
   Real Estate Impairment      125,531            0       125,531            0
                              ---------    ---------   -----------  -----------
        Total Expenses         290,398      149,775       639,348      461,579
                              ---------    ---------   -----------  -----------

OPERATING INCOME               187,039      286,599       808,337      795,574

GAIN (LOSS) ON SALE
  OF REAL ESTATE                     0      (22,345)      146,588      (22,345)
                              ---------    ---------   -----------  -----------
NET INCOME                   $ 187,039    $ 264,254   $   954,925  $   773,229
                              =========    =========   ===========  ===========

NET INCOME ALLOCATED:
   General Partners          $   1,870    $   2,642   $     9,549  $     7,732
   Limited Partners            185,169      261,612       945,376      765,497
                              ---------    ---------   -----------  -----------
                             $ 187,039    $ 264,254   $   954,925  $   773,229
                              =========    =========   ===========  ===========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (20,625, 21,127, 20,815
  and 21,314 weighted average
  Units outstanding for the
  periods, respectively)     $    8.98    $   12.38   $     45.42  $     35.92
                              =========    =========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   954,925    $   773,229

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      299,209        221,661
     Real Estate Impairment                            125,531              0
     (Gain) Loss on Sale of Real Estate               (146,588)        22,345
     (Increase) Decrease in Receivables                 40,843        (29,035)
     Increase in Payable to
        AEI Fund Management, Inc.                       17,675          9,474
     Increase in Unearned Rent                          48,624         63,100
                                                    -----------    -----------
        Total Adjustments                              385,294        287,545
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                         1,340,219      1,060,774
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (337,666)    (3,924,927)
   Proceeds from Sale of Real Estate                   423,600        350,635
                                                    -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                            85,934     (3,574,292)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                   102,810         64,192
   Distributions to Partners                          (999,241)      (735,965)
   Redemption Payments                                (228,518)      (291,272)
                                                    -----------    -----------
        Net Cash Used For
          Financing Activities                      (1,124,949)      (963,045)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                   301,204     (3,476,563)

CASH AND CASH EQUIVALENTS, beginning of period         311,087      4,213,283
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   612,291    $   736,720
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                              General     Limited                     Units
                              Partners    Partners      Total      Outstanding


BALANCE, December 31, 1997   $(46,818)  $14,911,469   $14,864,651    21,487.28

  Distributions                (7,360)     (728,605)     (735,965)

  Redemption Payments          (2,912)     (288,360)     (291,272)     (360.00)

  Net Income                    7,732       765,497       773,229
                              ---------  -----------   -----------  -----------
BALANCE, September 30, 1998  $(49,358)  $14,660,001   $14,610,643    21,127.28
                              =========  ===========   ===========  ===========


BALANCE, December 31, 1998   $(49,653)  $14,630,786   $14,581,133    20,910.48

  Distributions                (9,993)     (989,248)     (999,241)

  Redemption Payments          (2,285)     (226,233)     (228,518)     (285.00)

  Net Income                    9,549       945,376       954,925
                             ----------  -----------   -----------  -----------
BALANCE, September 30, 1999 $(52,382)   $14,360,681   $14,308,299    20,625.48
                             ==========  ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999

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

     In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of $84,525 and the Partnership's related administrative and legal expenses. However, the Partnership does not believe it will be successful in collecting these amounts and has not accrued any of these amounts for financial reporting purposes.

     As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Rally's properties was approximately $270,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $220,500 was recognized, which is the difference between the book value at December 31, 1997 of $490,500 and the estimated fair value of $270,000. The charge was recorded against the cost of the building and equipment. In October, 1999, the Partnership elected to abandon one of the properties in order to avoid ongoing expenses. The net book value of the property of $125,531 was recognized as a real estate impairment in the third quarter of 1999.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In 1997, the Partnership took possession of the Taco Cabana restaurant in Brownsville, Texas and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $89,134 in rent in the first nine months of 1998. These amounts were not accrued for financial reporting purposes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

     On   November  18,  1998,  the  Partnership  re-leased   the
     Brownsville property to Sergio Gonzalez under a Lease Agreement with a primary term of two years and annual rental payments of $37,200. The property is now operated as a Taco Fiesta restaurant.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At September 30, 1999, GCR owed $7,100 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

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

(4)Payable to AEI Fund Management  -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1999 and 1998, the Partnership recognized rental income of $1,426,130 and
$1,083,020, respectively. During the same periods, the Partnership earned investment income of $21,555 and $174,133, respectively. In 1999, rental income increased as a result of additional rent received from five property acquisitions in 1998 and 1999, rent increases on eleven properties, percentage rent received on one property, and rent received from re-leasing the Brownsville property. These increases in rental income were partially offset by a decrease in rental income due to the property sales discussed below, and a decrease in investment income earned on net sale proceeds prior to the purchase of the additional properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In August, 1995, the lessee of the two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $47,498 and $48,392 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the Leases, as amended, were confirmed as part of the reorganization plan. The lessee has agreed to pay all pre-petition and post-petition rents due of $84,525 and the Partnership's related administrative and legal expenses. However, the Partnership does not believe it will be successful in collecting these amounts and has not accrued any of these amounts for financial reporting purposes.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Rally's properties was approximately $270,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $220,500 was recognized, which is the difference between the book value at December 31, 1997 of $490,500 and the estimated fair value of $270,000. The charge was recorded against the cost of the building and equipment. In October, 1999, the Partnership elected to abandon one of the properties in order to avoid ongoing expenses. The net book value of the property of $125,531 was recognized as a real estate impairment in the third quarter of 1999.

        In 1997, the Partnership took possession of the Taco Cabana restaurant in Brownsville, Texas and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $89,134 in rent in the first nine months of 1998. These amounts were not accrued for financial reporting purposes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

        On November 18, 1998, the Partnership re-leased the Brownsville property to Sergio Gonzalez under a Lease Agreement with a primary term of two years and annual rental payments of $37,200. The property is now operated as a Taco Fiesta restaurant.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the Lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At September 30, 1999, GCR owed $7,100 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

        During the nine months ended September 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $182,151 and $188,901, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,457 and $51,017, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Sizzler and Brownsville property situations discussed above.

        As of September 30, 1999, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 1999, the Partnership's cash balances increased $301,204 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $1,060,774 in 1998 to $1,340,219 in 1999 mainly as a result of an increase in income and a decrease in expenses in 1999 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 1999 and 1998, the Partnership generated cash flow from the sale of real estate of $423,600 and $350,635, respectively. During the same periods, the Partnership expended $337,666 and $3,924,927, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

         27  Financial Data Schedule  for  period
             ended September 30, 1999.

      b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 1999      AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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