Form 10KSB
period 1999-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2000-03-30
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1999

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

                         Yes  [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1999 were $1,929,636.

As of February 29, 2000, there were 20,625.48 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,625,480.


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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On July 21, 1998, the Partnership sold its 93.2478% interest in the Sizzler restaurant in Springboro, Ohio to an unrelated third party. The Partnership received net sale proceeds of $350,635, which resulted in a net loss on the sale of $22,345.

        In October, 1999, the Partnership abandoned a Rally's property in order to avoid ongoing expenses. In the third quarter of 1999, the Partnership recorded a real estate impairment of $125,531, which is equal to the net book value of the abandoned property. Additionally, in the fourth quarter of 1999, the Partnership recorded a real estate impairment of $124,188, which is equal to the net book value of the remaining Rally's, due to the uncertainty of retaining a tenant in the property.

         On November 18, 1998, the Partnership leased the Brownsville property to Sergio Gonzalez under a Lease Agreement with a primary term of two years and annual rental payments of $37,200. The property is now operated as a Taco Fiesta restaurant.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed $7,100 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR and that, ultimately, the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding the property's book value.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        During 1999, the Partnership sold its interest in the HomeTown Buffet restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $423,600 which resulted in a total net gain of $146,588. The total cost and related accumulated depreciation of the interest sold was $303,733 and $26,721, respectively.

        On July 30, 1997, the Partnership purchased a Fuddruckers restaurant in Thornton, Colorado for $1,405,771. The property is leased to Fuddruckers, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $148,387.

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Operating Corporation. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,192,496. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

Major Tenants

        During 1999, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 69% of the Partnership's total rental revenue in 1999. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2000 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1999.

                               Total Property               Annual   Annual
                     Purchase   Acquisition                 Lease    Rent Per
Property               Date        Costs      Lessee        Payment   Sq. Ft.

Children's World                              ARAMARK
Daycare Center                              Educational
 Phoenix, AZ         9/29/89   $  883,486   Resources, Inc.  $117,640  $15.56

Pasta Fair Restaurant                       Pasta Fair of
 Belleview, FL       4/11/90   $  932,862   Belleview, Inc.  $ 60,000  $ 9.84

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                               Total Property               Annual   Annual
                     Purchase   Acquisition                 Lease    Rent Per
Property               Date        Costs      Lessee        Payment   Sq. Ft.

Children's World                              ARAMARK
Daycare Center                              Educational
 Blue Springs, MO    6/27/90   $  791,271  Resources, Inc.   $ 99,617  $12.45

Children's World                              ARAMARK
Daycare Center                              Educational
 Lenexa, KS          9/13/90   $  983,527  Resources, Inc.   $124,940  $15.59

Taco Cabana Restaurant                     Texas Taco
 San Antonio, TX    12/29/90   $1,406,426  Cabana L.P.       $208,584  $76.18

Cheddar's Restaurant                         Heartland
 Clive, IA           1/22/91   $1,392,248  Restaurant Corp.  $219,324  $30.46

Children's World                              ARAMARK
Daycare Center                              Educational
 Westerville, OH     6/21/91   $  990,261  Resources, Inc.   $123,238  $15.44

Taco Cabana Restaurant
 San Antonio, TX                           Texas Taco
 (9.3699%)           7/19/91   $  107,933  Cabana L.P.       $ 16,371  $39.04

Taco Fiesta Restaurant
 Brownsville, TX      8/9/91   $  799,938  Sergio Gonzalez   $ 37,200  $13.78

Applebee's Restaurant
 Destin, FL
 (5.8291%)           11/1/91   $   65,215  T.S.S.O., Inc.    $  9,142  $32.60

Children's World                              ARAMARK
Daycare Center                              Educational
 Columbus, OH        8/10/92   $1,019,202  Resources, Inc.   $124,260  $14.07

Rally's Restaurant                          Red Line San
 San Antonio, TX     12/7/92   $  308,997  Antonio One, LTD  $ 15,000  $25.86

Applebee's Restaurant
 Slidell, LA                                 Gulf Coast
 (27%)                5/5/93   $  280,018  Restaurants, Inc. $ 44,093  $35.65

Tractor Supply Company Store
 Bristol, VA                               Tractor Supply
 (7.5158%)           4/10/96   $   96,765  Company, Inc.     $ 10,719  $ 7.61

Champps Americana
 Restaurant                                 Americana
 Columbus, OH                                Dining
 (6.1688%)           8/29/96   $  158,257  Corporation       $ 18,477  $36.66

Fuddruckers Restaurant
 Thornton, CO        7/30/97   $1,405,771  Fuddruckers, Inc. $148,387  $29.81

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                               Total Property               Annual   Annual
                     Purchase   Acquisition                 Lease    Rent Per
Property               Date        Costs      Lessee        Payment   Sq. Ft.

Champps Americana
 Restaurant                                  Champps
 Troy, MI                                   Operating
 (23.95%)             9/3/98   $1,192,496  Corporation       $122,605  $46.16

Tumbleweed Restaurant
 Chillicothe, OH                           Tumbleweed,
 (45.0%)            11/20/98   $  573,831     Inc.           $ 58,460  $23.69

Tumbleweed Restaurant
 Columbus, OH                              Tumbleweed,
 (40.0%)            12/28/98   $  554,269     Inc.           $ 55,401  $25.26

Old Country Buffet
 Restaurant                                    OCB
 North Lake, IL     12/29/98   $1,350,804  Restaurant Co.    $130,000  $14.46

Champps Americana
 Restaurant
 Centerville, OH                            Americana
 (38.0%)             1/27/99   $1,502,252  Dining Corp.      $154,075  $43.28


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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The initial Lease terms are for 20 years except for the Taco Cabana restaurants in San Antonio, Texas, the Rally's restaurant, the Tumbleweed restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company store, which has a Lease term of 14 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Applebee's in Slidell, Louisiana, Fuddruckers and Rally's restaurants which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant which has a renewal option that may extend the Lease term an additional 20 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years or 39 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        During the last five years, or since the date of purchase if purchased after December 31, 1994, all properties were 100 percent occupied by the lessees noted, with the exception of the Taco Cabana restaurant in Brownsville, Texas which was 100% occupied until January, 1997 and was vacant until November, 1998.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1999, there were 1,544 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1999, twenty-one Limited Partners redeemed a total of 285.0 Partnership Units for $226,233 in accordance with the Partnership Agreement. In prior years, a total of 120 Limited Partners redeemed 1,872.32 Partnership Units for $1,490,675 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $15,809 and $14,039 were made to the General Partners and $1,338,889 and $927,959 were made to the Limited Partners in 1999 and 1998, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1999 and 1998, the Partnership recognized rental income of $1,900,559 and
$1,542,916, respectively. During the same periods, the Partnership earned investment income of $29,077 and $204,997, respectively. In 1999, rental income increased as a result of additional rent received from five property acquisitions in 1998 and 1999, rent increases on eleven properties and rent received from re-leasing the Brownsville property. These increases in rental income were partially offset by a decrease in rental income due to the property sales discussed below, and a decrease in investment income earned on net sale proceeds prior to the purchase of the additional properties.

        In October, 1999, the Partnership abandoned a Rally's property in order to avoid ongoing expenses. In the third quarter of 1999, the Partnership recorded a real estate impairment of $125,531, which is equal to the net book value of the abandoned property. Additionally, in the fourth quarter of 1999, the Partnership recorded a real estate impairment of $124,188, which is equal to the net book value of the remaining Rally's, due to the uncertainty of retaining a tenant in the property. The abandonment and impairment of the two properties did not have a material effect on the Partnership's cash flow or financial statements.

        In 1997, the Partnership took possession of the Taco Cabana restaurant in Brownsville, Texas and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $99,388 in rent in 1998. This amount was not accrued for financial reporting purposes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

         On November 18, 1998, the Partnership leased the Brownsville property to Sergio Gonzalez under a Lease Agreement with a primary term of two years and annual rental payments of $37,200. The property is now operated as a Taco Fiesta restaurant.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed $7,100 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR and that, ultimately, the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding the property's book value.

        During the years ended December 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $220,942 and $240,525, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,591 and $59,440, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Sizzler and Brownsville property situations discussed above.

       As of December 31, 1999, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During 1999, the Partnership's cash balances increased $361,995 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $1,421,055 in 1998 to $1,710,293 in 1999 mainly as a result of an increase in income and a decrease in expenses in 1999 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1999 and 1998, the Partnership generated cash flow from the sale of real estate of $423,600 and $350,635, respectively. During the same periods, the Partnership expended $337,666 and $4,334,115, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,192,496. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On July 21, 1998, the Partnership sold its 93.2478% interest in the Sizzler restaurant in Springboro, Ohio to an unrelated third party. The Partnership received net sale proceeds of $350,635, which resulted in a net loss on the sale of $22,345.

        During 1999, the Partnership sold its interest in the HomeTown Buffet restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $423,600 which resulted in a total net gain of $146,588. The total cost and related accumulated depreciation of the interests sold was $303,733 and $26,721, respectively.

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

        During 1999, twenty-one Limited Partners redeemed a total of 285.0 Partnership Units for $226,233 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 120 Limited Partners redeemed 1,872.32 Partnership Units for $1,490,675. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1999 and 1998

Statements for the Years Ended December 31, 1999 and 1998:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund XVIII Limited Partnership (a Minnesota limited partnership) as of December 31, 1999 and 1998 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Minneapolis,  Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2000                 Certified Public Accountants

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   673,082    $   311,087
  Receivables                                        19,852         52,928
                                                 -----------    -----------
      Total Current Assets                          692,934        364,015
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            5,384,757      5,491,552
  Buildings and Equipment                        10,934,684     10,652,675
  Construction in Progress                                0        439,301
  Property Acquisition Costs                            407         22,316
  Accumulated Depreciation                       (2,458,655)    (2,159,173)
                                                 -----------    -----------
      Net Investments in Real Estate             13,861,193     14,446,671
                                                 -----------    -----------
           Total  Assets                        $14,554,127    $14,810,686
                                                 ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $     5,516    $    16,768
  Distributions Payable                             341,984        195,285
  Security Deposit                                   12,500         12,500
  Unearned Rent                                      17,366          5,000
                                                 -----------    -----------
      Total Current Liabilities                     377,366        229,553
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (53,696)       (49,653)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   20,625 and 20,910 outstanding in 1999
   and 1998, respectively                        14,230,457     14,630,786
                                                 -----------    -----------
      Total Partners' Capital                    14,176,761     14,581,133
                                                 -----------    -----------
       Total Liabilities and Partners' Capital  $14,554,127    $14,810,686
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                 1999           1998

INCOME:
  Rent                                       $ 1,900,559     $ 1,542,916
  Investment Income                               29,077         204,997
                                              -----------     -----------
      Total Income                             1,929,636       1,747,913
                                              -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates        220,942         240,525
  Partnership Administration and Property
     Management - Unrelated Parties               32,591          59,440
  Depreciation                                   396,413         305,219
  Real Estate Impairment                         249,719               0
                                              -----------     -----------
      Total Expenses                             899,665         605,184
                                              -----------     -----------

OPERATING INCOME                               1,029,971       1,142,729

GAIN (LOSS) ON SALE OF REAL ESTATE               146,588         (22,345)
                                              -----------     -----------
NET INCOME                                   $ 1,176,559     $ 1,120,384
                                              ===========     ===========

NET INCOME ALLOCATED:
  General Partners                           $    11,766     $    11,204
  Limited Partners                             1,164,793       1,109,180
                                              -----------     -----------
                                             $ 1,176,559     $ 1,120,384
                                              ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(20,767 and 21,211 weighted average Units outstanding
in 1999 and 1998, respectively)              $     56.09     $     52.29
                                              ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 3l

                                                     1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                      $ 1,176,559     $ 1,120,384

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    396,413         305,219
     Real Estate Impairment                          249,719               0
     (Gain) Loss on Sale of Real Estate             (146,588)         22,345
     (Increase) Decrease in Receivables               33,076         (32,381)
     Decrease in Payable to
        AEI Fund Management, Inc.                    (11,252)         (7,012)
     Increase in Security Deposit                          0          12,500
     Increase in Unearned Rent                        12,366               0
                                                  -----------     -----------
       Total Adjustments                             533,734         300,671
                                                  -----------     -----------
       Net Cash Provided By
           Operating Activities                    1,710,293       1,421,055
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (337,666)     (4,334,115)
  Proceeds from Sale of Real Estate                  423,600         350,635
                                                  -----------     -----------
       Net Cash Provided By (Used For)
           Investing Activities                       85,934      (3,983,480)
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                  146,699          64,131
  Distributions to Partners                       (1,352,413)       (937,332)
  Redemption Payments                               (228,518)       (466,570)
                                                  -----------     -----------
       Net Cash Used For
         Financing Activities                     (1,434,232)     (1,339,771)
                                                  -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              361,995      (3,902,196)

CASH AND CASH EQUIVALENTS, beginning of period       311,087       4,213,283
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $   673,082     $   311,087
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 3l


                                                                    Limited
                                                                  Partnership
                              General     Limited                    Units
                              Partners    Partners       Total    Outstanding


BALANCE, December 31, 1997   $(46,818)  $14,911,469   $14,864,651   21,487.28

  Distributions                (9,373)     (927,959)     (937,332)

  Redemption Payments          (4,666)     (461,904)     (466,570)    (576.80)

  Net Income                   11,204     1,109,180     1,120,384
                              --------   -----------   ----------- -----------
BALANCE, December 31, 1998    (49,653)   14,630,786    14,581,133   20,910.48

  Distributions               (13,524)   (1,338,889)   (1,352,413)

  Redemption Payments          (2,285)     (226,233)     (228,518)    (285.00)

  Net Income                   11,766     1,164,793     1,176,559
                              --------   -----------   ----------  -----------
BALANCE, December 31, 1999   $(53,696)  $14,230,457   $14,176,761   20,625.48
                              ========   ===========   ==========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998


(1)  Organization -

     AEI Real Estate Fund XVIII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVIII, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on February 15, 1989 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The offering terminated December 4, 1990 when the extended offering period expired. The Partnership received subscriptions for 22,783.05 Limited Partnership Units ($22,783,050).

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $22,783,050, and $1,000, respectively. During operations, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and l% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization - (Continued)

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited
     Partners, 90% of each item of income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the
     General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

                   DECEMBER 31, 1999 AND 1998

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

                   DECEMBER 31, 1999 AND 1998

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

(3)  Related Party Transactions -

     The Partnership owns a 27% interest in an Applebee's restaurant in Slidell, Louisiana. The remaining interest in this property is owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. As of December 31, 1999, the Partnership owns a 6.1688% interest in the Champps Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 23.95% interest in the Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 45.0% interest in the Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owns a 40.0% interest in the Tumbleweed restaurant in Columbus, Ohio. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owns a 38.0% interest in the Champps Americana restaurant in Centerville, Ohio. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited
     Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owned a 93.2478% interest in the Sizzler restaurant in Springboro, Ohio. The remaining interest in the property was owned by AEI Real Estate Fund 86-A Limited Partnership, an affiliate of the Partnership. The Partnership owned a 24% interest in a HomeTown Buffet restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership, owned a 15.8% interest in this property until December 4, 1998 when its interest was sold to an unrelated third party. During 1999, the Partnership sold its interest in the property to unrelated third parties.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:


                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  1999          1998
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 220,942      $ 240,525
                                                ========       ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and
  other property costs.                        $  32,591      $  59,440
                                                ========       ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $28,975 and $141,994
  for 1999 and 1998, respectively.             $ (16,097)     $ (43,809)
                                                ========       ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana restaurants in San Antonio, Texas, the Rally's restaurant, the Tumbleweed restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company store which has a Lease term of 14 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Applebee's in Slidell, Louisiana, Fuddruckers and Rally's restaurants which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant which has a renewal option that may extend the Lease term an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The Children's World in Phoenix, Arizona was constructed in 1988 and acquired in 1989. One of the Taco Cabana restaurants in San Antonio, Texas was constructed in 1984, renovated in 1991 and acquired by the Partnership after the renovation. The Rally's restaurant and the Children's World in Columbus, Ohio were constructed and acquired in 1992. The Applebee's in Slidell, Louisiana was constructed in 1991 and acquired in 1993. The Tractor Supply Company store and Champps Americana restaurant in Columbus, Ohio were constructed and acquired in 1996. The Fuddruckers restaurant was constructed and acquired in 1997. The Champps Americana in Troy, Michigan, the Old Country Buffet, and the Tumbleweed restaurants were constructed and acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The remaining properties were constructed and acquired in either 1990 or 1991. There have been no costs capitalized as improvements subsequent to the acquisitions.

     For those properties in the table below which do not have land costs, the lessee has entered into land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at December 31, 1999 are as follows:

                                            Buildings and         Accumulated
Property                          Land        Equipment    Total  Depreciation

Children's World, Phoenix, AZ $  259,467  $   624,019  $   883,486  $  246,318
Pasta Fair Restaurant,
   Belleview, FL                 251,593      681,269      932,862     220,466

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

                                            Buildings and         Accumulated
Property                          Land        Equipment    Total  Depreciation


Children's World,
   Blue Springs, MO              162,290      628,981      791,271     223,783
Children's World, Lenexa, KS     185,788      797,739      983,527     274,371
Taco Cabana, San Antonio, TX     871,844      534,582    1,406,426     178,581
Cheddar's, Clive, IA             379,249    1,012,999    1,392,248     351,653
Children's World,
   Westerville, OH               157,848      832,413      990,261     261,495
Taco Cabana, San Antonio, TX      61,004       46,929      107,933      12,919
Taco Fiesta, Brownsville, TX     294,450      265,888      560,338     108,343
Applebee's, Destin, FL            30,239       34,976       65,215      11,864
Children's World,
   Columbus, OH                  157,569      861,633    1,019,202     232,965
Rally's, San Antonio, TX               0       72,209       72,209      72,209
Applebee's, Slidell, LA          104,613      175,405      280,018      38,979
Tractor Supply Company,
   Bristol, VA                    31,092       65,673       96,765       8,787
Champps Americana,
   Columbus, OH                   53,296      104,961      158,257      12,392
Fuddruckers, Thornton, CO        444,692      961,079    1,405,771      80,431
Champps Americana, Troy, MI      385,295      807,201    1,192,496      37,365
Tumbleweed, Chillicothe, OH      234,796      339,035      573,831      13,600
Tumbleweed, Columbus, OH         216,467      337,802      554,269      12,225
Old Country Buffet,
 Northlake, IL                   342,896    1,007,908    1,350,804      34,997
Champps Americana,
   Centerville, OH               760,269      741,983    1,502,252      24,912
                               ----------  -----------  -----------  ---------
                              $5,384,757  $10,934,684  $16,319,441  $2,458,655
                               ==========  ===========  ===========  =========

     In October, 1999, the Partnership abandoned a Rally's property in order to avoid ongoing expenses. In the third quarter of 1999, the Partnership recorded a real estate impairment of $125,531, which is equal to the net book value of the abandoned property. Additionally, in the fourth quarter of 1999, the Partnership recorded a real estate impairment of $124,188, which is equal to the net book value of the remaining Rally's, due to the uncertainty of retaining a tenant in the property. The abandonment and impairment of the two properties did not have a material effect on the Partnership's cash flow or financial statements.

     In 1997, the Partnership took possession of the Taco Cabana restaurant in Brownsville, Texas and listed it for sale or re-lease. The Partnership was scheduled to receive, but did not collect, $99,388 in rent in 1998. This amount was not accrued for financial reporting purposes. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     On   November  18,  1998,  the  Partnership  re-leased   the
     Brownsville property to Sergio Gonzalez under a Lease Agreement with a primary term of two years and annual rental payments of $37,200. The property is now operated as a Taco Fiesta restaurant.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed $7,100 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR and that, ultimately, the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding the property's book value.

     The Partnership owns a 5.8291% interest in the Applebee's restaurant in Destin, Florida. Prior to 1998, the Partnership sold 94.1709% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.

     The Partnership owns a 9.3699% interest in the Taco Cabana restaurant in San Antonio, Texas. Prior to 1998, the Partnership sold 90.6301% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.

     The Partnership owns a 7.5158% interest in the Tractor Supply Company store. Prior to 1998, the Partnership sold 77.4842% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.

     On July 21, 1998, the Partnership sold its 93.2478% interest in the Sizzler restaurant in Springboro, Ohio to an unrelated third party. The Partnership received net sale proceeds of $350,635, which resulted in a net loss on the sale of $22,345.

     During 1999, the Partnership sold its interest in the HomeTown Buffet restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $432,600 which resulted in a total net gain of $146,588. The total cost and related accumulated depreciation of the interests sold was $303,733 and $26,721, respectively.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,192,496.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

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

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1999 are as follows:

                       2000          $ 1,888,559
                       2001            1,865,612
                       2002            1,877,199
                       2003            1,889,232
                       2004            1,885,319
                       Thereafter     13,027,673
                                      ----------
                                     $22,433,594
                                      ==========

     In 1999 and 1998, the Partnership recognized contingent rents of $19,908 and $19,110, respectively.

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

                   DECEMBER 31, 1999 AND 1998

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                     1999          1998
      Tenants                    Industry

     ARAMARK Educational
        Resources, Inc.         Child Care       $  582,892   $  574,781
     Champps Americana Group    Restaurant          288,833            0
     Texas Taco Cabana L.P.     Restaurant          224,677      219,658
     Heartland Restaurant Corp. Restaurant          218,621      210,212
                                                  ----------   ----------

     Aggregate rent revenue of major tenants     $1,315,023   $1,004,651
                                                  ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  69%          65%
                                                  ==========   ==========

(7)  Partners' Capital -

     Cash distributions of $15,809 and $14,039 were made to the General Partners and $1,338,889 and $927,959 were made to the Limited Partners for the years ended December 31, 1999 and 1998, respectively. The Limited Partners' distributions represent $64.47 and $43.75 per Limited Partnership Unit outstanding using 20,767 and 21,211 weighted average Units in 1999 and 1998, respectively. The distributions represent $45.12 and $30.40 per Unit of Net Income, and $19.35 and $13.35 per Unit of return of contributed capital in 1999 and 1998, respectively.

     Distributions of Net Cash Flow to the General Partners during 1999 and 1998 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Partners' Capital - (Continued)

     During 1999, twenty-one Limited Partners redeemed a total of
     285.0 Partnership Units for $226,233 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1998, forty-two Limited Partners redeemed a total of 576.8 Partnership Units for $461,904. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $1,043.20 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                   1999           1998
     Net Income for Financial
      Reporting Purposes                       $1,176,559      $1,120,384

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                           42,559          15,567

     Amortization of Start-Up and
      Organization Costs                                0          (1,239)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                           12,366               0

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                0           3,164

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes             124,188               0

     Gain on Sale of Real Estate for
        Tax Purposes Under Gain for
        Financial Reporting Purposes              (99,858)              0

     Loss on Sale of Real Estate for
        Tax Purposes Over Loss for
        Financial Reporting Purposes                    0        (660,526)
                                                ----------     -----------
           Taxable Income to Partners          $1,255,814     $   477,350
                                                ==========     ===========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                               1999           1998

     Partners' Capital for
       Financial  Reporting Purposes        $14,176,761     $14,581,133

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate
      for Financial Reporting Purposes          611,931         545,042

     Capitalized Start-Up Costs
      Under Section 195                         397,387         397,387

     Amortization of Start-Up and
      Organization Costs                       (403,387)       (403,387)

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                         17,366           5,000

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes        3,342,442       3,342,442
                                             ----------      -----------
           Partners' Capital for
               Tax  Reporting Purposes      $18,142,500     $18,467,617
                                             ==========      ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                       1999                   1998
                               Carrying      Fair     Carrying      Fair
                                Amount      Value      Amount      Value

     Cash                    $     676   $     676   $     534  $     534
     Money Market Funds        672,406     672,406     310,553    310,553
                              ---------   ---------   ---------  --------
        Total Cash and
           Cash Equivalents  $ 673,082   $ 673,082   $ 311,087  $ 311,087
                              =========   =========   =========   =======


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

        Robert P. Johnson, age 55, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1988, and has been elected to continue in these positions until December, 2000. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 47, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these position until December, 2000. Mr. Larson has been executive Vice President and Treasurer since the formation of AFM in September, 1988 and Chief Financial Officer since January, 1990. In January, 1993 Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2000. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2000:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1999.

                                                         Amount Incurred
Person or Entity                                          From Inception
 Receiving                   Form and Method          (September 20, 1988) to
Compensation                 of Compensation             December 31, 1999

AEI Securities, Inc.  Selling Commissions equal to 7%        $2,278,305
(formerly AEI         of proceeds plus a 3% nonaccountable
Incorporated)         expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $1,064,137
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  535,046
Affiliates            Acquisition Expenses

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

                                                         Amount Incurred
Person or Entity                                          From Inception
 Receiving                   Form and Method          (September 20, 1988) to
Compensation                 of Compensation             December 31, 1999

General Partners      1% of Net Cash Flow in any fiscal      $  158,065
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners and  Reimbursement at Cost for all          $2,705,378
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of the Fund's properties and all other
                      transfer agency, reporting, partner
                      relations and other administrative
                      functions.

General Partners      15%  of distributions of Net Proceeds  $   12,793
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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1999, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


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

            10.12   Net Lease Agreement dated
                    May 5, 1993 between the Partnership and GC Slidell, Inc. relating to the property at 850 I-10 Service Road, Slidell, Louisiana (incorporated by reference to Exhibit 10.22 of Form 10-K filed with the Commission on March 29, 1994).

            10.13   Co-Tenancy  Agreement
                    dated June 17, 1994 between the Partnership and Nicoletta Trust relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit
                    10.24 of Form 10-KSB filed with the Commission on March 30, 1995).

            10.14   Amendment of Lease dated
                    January 25, 1996 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Red Line San Antonio One, Ltd. and Red Line Burgers, Inc. relating to the properties at 529 Fair Avenue, and 4606
                    Rittiman Road, San Antonio, Texas (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed with the Commission on March 21, 1996).

            10.15   Net Lease Agreement dated
                    April 10, 1996 between the Partnership, Robert P. Johnson and Tractor Supply Company relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on April 17, 1996).

ITEM 13. EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

         A. Exhibits -
                                 Description

            10.16   Net Lease Agreement dated
                    August 29, 1996 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Americana Dining Corporation relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Commission on September 12, 1996).

            10.17   Property   Co-Tenancy
                    Ownership Agreement dated August 5, 1996 between the Partnership and Carolyn W. Davidson relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 14, 1996).

            10.18   Property   Co-Tenancy
                    Ownership Agreement dated September 12, 1996 between the Partnership, Robert P. Johnson, and Joyce R. Scott relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to
                    Exhibit 10.4 of Form 10-QSB filed with the Commission on November 14, 1996).

            10.19   Property   Co-Tenancy
                    Ownership Agreement dated October 15, 1996 between the Partnership, Robert P. Johnson, and Arel D. and Louise B. Middleton relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed with the Commission on November 14, 1996).

            10.20   Property   Co-Tenancy
                    Ownership Agreement dated October 15, 1996 between the Partnership and Arel D. and Louise B. Middleton relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed with the Commission on November 14, 1996).

            10.21   Property   Co-Tenancy
                    Ownership Agreement dated December 16, 1996 between the Partnership and the Hesson Family Living Trust relating to the property at 6867 Highway 90 West, San Antonio, Texas
                    (incorporated by reference to Exhibit 10.34 of Form 10-KSB filed with the Commission on March 17, 1997).

            10.22   Property   Co-Tenancy
                    Agreement dated December 30, 1996 between the Partnership and John Pasini and Elvia Pasini relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.38 of Form 10-KSB filed with the Commission on March 17, 1997).

            10.23   Property   Co-Tenancy
                    Agreement dated December 30, 1996 between the Partnership and Kent T. Wood and Kimberly Pasini Wood relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.39 of Form 10-KSB filed with the Commission on March 17, 1997).

ITEM 13. EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

         A. Exhibits -
                                 Description

            10.24   Property   Co-Tenancy
                    Agreement dated January 2, 1997 between the Partnership and William E. Mason and Hazel Mason relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.40 of Form 10-KSB filed with the Commission on March 17, 1997).

            10.25   Property   Co-Tenancy
                    Ownership Agreement dated February 28, 1997 between the Partnership and Anton Kuster, Jr. relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.42 of Form 10-KSB filed with the Commission on March 17, 1997).

            10.26   Property   Co-Tenancy   Ownership
                    Agreement dated March 10, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to
                    Exhibit 10.2 of Form 10-QSB filed with the Commission on May 13, 1997).

            10.27   Property   Co-Tenancy   Ownership
                    Agreement dated March 10, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit
                    10.4 of Form 10-QSB filed with the Commission on May 13, 1997).

            10.28   Property   Co-Tenancy   Ownership
                    Agreement dated March 10, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit
                    10.6 of Form 10-QSB filed with the Commission on May 13, 1997).

            10.29   Property   Co-Tenancy   Ownership
                    Agreement dated March 21, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to
                    Exhibit 10.8 of Form 10-QSB filed with the Commission on May 13, 1997).

            10.30   Property   Co-Tenancy   Ownership
                    Agreement dated March 21, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit
                    10.11 of Form 10-QSB filed with the Commission on May 13, 1997).

ITEM 13. EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

         A. Exhibits -
                            Description

            10.31   Property   Co-Tenancy   Ownership
                    Agreement dated March 21, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit
                    10.14 of Form 10-QSB filed with the Commission on May 13, 1997).

            10.32   Property   Co-Tenancy   Ownership
                    Agreement dated July 28, 1997 between the Partnership and Calderwood Investments Limited Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit
                    10.5 of Form 10-QSB filed with the Commission on August 5, 1997).

            10.33   Net Lease Agreement dated July  30,
                    1977 between the Partnership and Fuddruckers, Inc. relating to the property at 12020 Pennsylvania Street, Thornton, Colorado (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed with the Commission on August 5, 1997).

            10.34   Property   Co-Tenancy   Ownership
                    Agreement dated September 9, 1997 between the Partnership and Truong Hoang, Trustee and Thanh Do, Trustee of the Hoang-Do Family Living Trust relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 4, 1997).

            10.35   Property   Co-Tenancy   Ownership
                    Agreement dated September 22, 1997 between the Partnership and Stanley E. LaCorte relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed with the Commission on November 4,
                    1997).

            10.36   Property   Co-Tenancy   Ownership
                    Agreement dated September 25, 1997 between the Partnership and Nick DeVito, Inc. relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed with the Commission on November 4,
                    1997).

            10.37   Property   Co-Tenancy   Ownership
                    Agreement dated October 9, 1997 between the Partnership and Reginald O. Hill, Trustee of the Reginald O. Hill Trust dated 5/25/95 and Donna Jean Hill, Trustee of the Donna Jean Hill Trust dated 5/25/95 relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.9 of Form 10-QSB filed with the Commission on November 4, 1997).

ITEM 13. EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

         A. Exhibits -
                                    Description

            10.38   Property   Co-Tenancy   Ownership
                    Agreement dated October 24, 1997 between the Partnership and Anthony Drago, Trustee, U/A DTD 8/19/80, FBO Anthony and Sydelle Drago Family Trust relating to the property at 6867 Highway 90 West, San Antonio, Texas
                    (incorporated by reference to Exhibit 10.10 of Form 10-QSB filed with the Commission on November 4, 1997).

            10.39   Property   Co-Tenancy
                    Ownership Agreement dated November 5, 1997 between the Partnership and Ernest E. Ainslie and Marion B. Ainslie, Trustees of the Ainslie Living Trust relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to
                    Exhibit 10.71 of Form 10-KSB filed with the Commission on March 23, 1998).

            10.40   Property   Co-Tenancy
                    Ownership Agreement dated November 21, 1997 between the Partnership and the Helen W. Rehwaldt, Trustee, Deerwood Revocable Trust relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.73 of Form 10-KSB filed with the Commission on March 23, 1998).

            10.41   Net Lease Agreement dated
                    December 23, 1997 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.75 of Form 10-KSB filed with the Commission on March 23, 1998).

            10.42   Development  Financing  Agreement
                    dated April 13, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on May 8, 1998).

            10.43   Net Lease Agreement dated April 13,
                    1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on May 8, 1998).

            10.44   Purchase Agreement dated April  17,
                    1998 between the Partnership and the Alpha Group, LLC relating to the property at North Avenue & Wolf Road, Northlake, Illinois (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on May 8, 1998).

ITEM 13. EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

         A. Exhibits -
                                  Description

            10.45   Development Financing and  Leasing
                    Commitment dated April 24, 1998 between the Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on May 8, 1998).

            10.46   Development  Financing  Agreement
                    dated May 1, 1998 between the Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed with the Commission on May 8, 1998).

            10.47   Net Lease Agreement dated  May  1,
                    1998 between the Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed with the Commission on May 8, 1998).

            10.48   Purchase Agreement dated  May  12,
                    1998 between the Partnership, AEI Real Estate Fund 86-A Limited Partnership and Unlimited Development, P.L.L. relating to the property at 950 W. Central Avenue, Springboro, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on July 31, 1998).

            10.49   Assignment of Lease dated May  18,
                    1998 between the Partnership and Alpha Group, LLC relating to the property at North Avenue and Wolf Road, Northlake, Illinois (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on July 31, 1998).

            10.50   First Amendment to  Net
                    Lease Agreement dated September 3, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 9, 1998).

            10.51   Assignment   of   the
                    Development Financing Agreement and Net Lease Agreement dated August 27, 1998 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 9, 1998).

ITEM 13. EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A.(Continued)

         A. Exhibits -
                                  Description

            10.52   Development  Financing
                    Agreement dated June 29, 1998 between AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 9,
                    1998).

            10.53   Net Lease Agreement dated
                    June 29, 1998 between AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on November 9, 1998).

            10.54   Net Lease Agreement dated
                    November 18, 1998 between the Partnership and Sergio Gonzalez relating to the property at 54 South Expressway, Brownsville, Texas (incorporated by reference to Exhibit 10.69 of Form 10-KSB filed with the Commission on March 15, 1999).

            10.55   First Amendment to  Net
                    Lease Agreement dated November 20, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert
                    P. Johnson and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.70 of Form 10-KSB filed with the Commission on March 15, 1999).

            10.56   Purchase Agreement  for
                    Fee Simple Undivided Interest and Assignment of Net Lease Agreement dated December 28, 1998 between the Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.71 of Form 10-KSB filed with the Commission on March 15, 1999).

            10.57   First Amendment to  Net
                    Lease Agreement dated December 28, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.72 of Form 10-KSB filed with the Commission on March 15, 1999).

ITEM 13. EXHIBITS  AND  REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

         A. Exhibits -
                                     Description

            10.58   First Amendment to  Net
                    Lease Agreement dated January 27, 1999 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corp. relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.73 of Form 10-KSB filed with the Commission on March 15, 1999).

            10.59   Purchase Agreement dated
                    February 23, 1999 between the Partnership and the Linda L. Landes Family Trust relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.74 of Form 10-KSB filed with the Commission on March 15, 1999).

            10.60   Purchase Agreement dated
                    February 24, 1999 between the Partnership and the Sherrill L. Hossom Family Trust relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.75 of Form 10-KSB filed with the Commission on March 15, 1999).

            10.61   Purchase Agreement dated
                    February 27, 1999 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Terry Harsha, Sr. and Janet Sue Harsha relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.76 of Form 10-KSB filed with the Commission on March 15, 1999).

            27      Financial Data Schedule for
                    year ended December 31, 1999.

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

                           AEI REAL ESTATE FUND XVIII
                           Limited Partnership
                           By: AEI Fund Management XVIII, Inc.
                               Its Managing General Partner


March 10, 2000             By: /s/ Robert P. Johnson
                                   Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                            Title                  Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 10, 2000
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 10, 2000
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)