Form 10QSB
period 2000-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2000-05-12
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2000 and December 31, 1999

          Statements for the Periods ended March 31, 2000 and 1999:

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

                          BALANCE SHEET

              MARCH 31, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                       2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                         $   850,265  $   673,082
  Receivables                                            22,426       19,852
                                                     -----------  -----------
      Total Current Assets                              872,691      692,934
                                                     -----------  -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                5,384,757    5,384,757
  Buildings and Equipment                            10,934,684   10,934,684
  Property Acquisition Costs                                407          407
  Accumulated Depreciation                           (2,554,505)  (2,458,655)
                                                     -----------  -----------
      Net Investments in Real Estate                 13,765,343   13,861,193
                                                     -----------  -----------
           Total  Assets                            $14,638,034  $14,554,127
                                                     ===========  ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    38,264  $     5,516
  Distributions Payable                                 368,295      341,984
  Security Deposit                                       12,500       12,500
  Unearned Rent                                         102,830       17,366
                                                     -----------  -----------
      Total Current Liabilities                         521,889      377,366
                                                     -----------  -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (54,303)     (53,696)
  Limited Partners, $1,000 Unit Value;
      30,000 Units authorized; 22,783 Issued;
      20,625 outstanding                             14,170,448   14,230,457
                                                     -----------  -----------
      Total Partners' Capital                        14,116,145   14,176,761
                                                     -----------  -----------
        Total Liabilities and Partners' Capital     $14,638,034  $14,554,127
                                                     ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                         2000          1999

INCOME:
   Rent                                              $   483,095  $   470,972
   Investment Income                                       8,917        8,478
                                                      -----------  -----------
        Total Income                                     492,012      479,450
                                                      -----------  -----------

EXPENSES:
   Partnership Administration - Affiliates                64,507       63,761
   Partnership Administration and Property
      Management - Unrelated Parties                      11,927       18,043
   Depreciation                                           95,850       99,581
                                                      -----------  -----------
        Total Expenses                                   172,284      181,385
                                                      -----------  -----------

OPERATING INCOME                                         319,728      298,065

GAIN ON SALE OF REAL ESTATE                                    0      146,588
                                                      -----------  -----------
NET INCOME                                           $   319,728  $   444,653
                                                      ===========  ===========

NET INCOME ALLOCATED:
   General Partners                                  $     3,197  $     4,447
   Limited Partners                                      316,531      440,206
                                                      -----------  -----------
                                                     $   319,728  $   444,653
                                                      ===========  ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (20,625 and 20,910 weighted average Units
 outstanding in 2000 and 1999, respectively)         $     15.35  $     21.05
                                                      ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   319,728   $   444,653

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        95,850        99,581
     Gain on Sale of Real Estate                              0      (146,588)
     (Increase) Decrease in Receivables                  (2,574)       33,988
     Increase in Payable to
        AEI Fund Management, Inc.                        32,748        20,089
     Increase in Unearned Rent                           85,464        59,976
                                                     -----------   -----------
        Total Adjustments                               211,488        67,046
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            531,216       511,699
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                 0      (337,666)
   Proceeds from Sale of Real Estate                          0       423,600
                                                     -----------   -----------
        Net Cash Provided By
        Investing Activities                                  0        85,934
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     26,311       146,717
   Distributions to Partners                           (380,344)     (353,264)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (354,033)     (206,547)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               177,183       391,086

CASH AND CASH EQUIVALENTS, beginning of period          673,082       311,087
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   850,265   $   702,173
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(49,653)   $14,630,786   $14,581,133    20,910.48

  Distributions               (3,533)      (349,731)     (353,264)

  Net Income                   4,447        440,206       444,653
                             ---------   -----------   -----------  ----------
BALANCE, March 31, 1999     $(48,739)   $14,721,261   $14,672,522    20,910.48
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1999  $(53,696)   $14,230,457   $14,176,761    20,625.48

  Distributions               (3,804)      (376,540)     (380,344)

  Net Income                   3,197        316,531       319,728
                             ---------   -----------   -----------  ----------
BALANCE, March 31, 2000     $(54,303)   $14,170,448   $14,116,145    20,625.48
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 2000, GCR owed $7,100 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR and that, ultimately, the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding the property's book value.

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

     In April, 2000, the Partnership entered into an Agreement to sell the Pasta Fair restaurant in Belleview, Florida to an affiliate of the lessee. The gross proceeds will be approximately $740,000 which will result in a net gain of approximately $36,000.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2000 and 1999, the Partnership recognized rental income of $483,095 and $470,972, respectively. During the same periods, the Partnership earned investment income of $8,917 and $8,478, respectively. In 2000, rental income increased as a result of additional rent received from one property acquisition in 1999 and rent increases on thirteen properties. These increases in rental income were partially offset by a decrease in rental income due to the property sales discussed below.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 2000, GCR owed $7,100 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR and that, ultimately, the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding the property's book value.

       During the three months ended March 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $64,507 and $63,761, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,927 and $18,043, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of March 31, 2000, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2000, the Partnership's cash balances increased $177,183 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $511,699 in 1999 to $531,216 in 2000 mainly as a result of an increase in income in 2000.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1999, the Partnership generated cash flow from the sale of real estate of $423,600. During the same period, the Partnership expended $337,666 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        In April, 2000, the Partnership entered into an Agreement to sell the Pasta Fair restaurant in Belleview, Florida to an affiliate of the lessee. The gross proceeds will be approximately $740,000 which will result in a net gain of approximately $36,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis. Effective January 1, 2000, the Partnership's distribution rate was increased from 6.5% to 7.0%. As a result, distributions were higher during the first three months of 2000, when compared to the same period in 1999.

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

        On April 1, 2000, sixteen Limited Partners redeemed a total of 249.25 Partnership Units for $217,397 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 141 Limited Partners redeemed 2,157.32 Partnership Units for $1,716,908 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                            Description

          10.1  Purchase Agreement dated  April  27,
                2000  between  the  Partnership  and  Paul
                D'Alto, Trustee relating to the property at 10401 Highway 441, Belleview, Florida.

          27    Financial Data Schedule  for  period
                ended March 31, 2000.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 5, 2000           AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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