Form 10QSB
period 2000-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2000-08-14
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2000 and December 31, 1999

          Statements for the Periods ended June 30, 2000 and 1999:

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

                          BALANCE SHEET

               JUNE 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                      2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   989,784   $   673,082
  Receivables                                          12,966        19,852
                                                   -----------   -----------
      Total Current Assets                          1,002,750       692,934
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              5,504,853     5,384,757
  Buildings and Equipment                          10,253,416    10,934,684
  Construction in Progress                             19,661             0
  Property Acquisition Costs                                0           407
  Accumulated Depreciation                         (2,418,535)   (2,458,655)
                                                   -----------   -----------
      Net Investments in Real Estate               13,359,395    13,861,193
                                                   -----------   -----------
           Total  Assets                          $14,362,145   $14,554,127
                                                   ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    33,433   $     5,516
  Distributions Payable                               368,768       341,984
  Security Deposit                                     12,500        12,500
  Unearned Rent                                        85,482        17,366
                                                   -----------   -----------
      Total Current Liabilities                       500,183       377,366
                                                   -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (56,845)      (53,696)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   20,376 and 20,625 outstanding in 2000
   and 1999, respectively                          13,918,807    14,230,457
                                                   -----------   -----------
      Total Partners' Capital                      13,861,962    14,176,761
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $14,362,145   $14,554,127
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Three Months Ended        Six Months Ended
                              6/30/00       6/30/99     6/30/00        6/30/99
INCOME:
   Rent                      $ 465,465    $ 483,569    $ 948,560    $ 954,541
   Investment Income            13,121        7,229       22,038       15,707
                              ---------    ---------    ---------    ---------
        Total Income           478,586      490,798      970,598      970,248
                              ---------    ---------    ---------    ---------

EXPENSES:
   Partnership Administration -
    Affiliates                  63,330       63,053      127,837      126,814
   Partnership Administration
    and Property Management -
    Unrelated Parties            3,155        4,699       15,083       22,742
   Depreciation                 93,013       99,813      188,862      199,394
                              ---------    ---------    ---------    ---------
        Total Expenses         159,498      167,565      331,782      348,950
                              ---------    ---------    ---------    ---------

OPERATING INCOME               319,088      323,233      638,816      621,298

GAIN ON SALE OF REAL ESTATE     26,670            0       26,670      146,588
                              ---------    ---------    ---------    ---------
NET INCOME                   $ 345,758    $ 323,233    $ 665,486    $ 767,886
                              =========    =========    =========    =========

NET INCOME ALLOCATED:
   General Partners          $   3,457    $   3,232    $   6,654    $   7,679
   Limited Partners            342,301      320,001      658,832      760,207
                              ---------    ---------    ---------    ---------
                             $ 345,758    $ 323,233    $ 665,486    $ 767,886
                              =========    =========    =========    =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (20,376, 20,910, 20,501 and
 20,910 weighted average Units
 outstanding for the periods,
 respectively)               $   16.80    $   15.30    $   32.14    $   36.36
                              =========    =========    =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   665,486    $   767,886

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      188,862        199,394
     Gain on Sale of Real Estate                       (26,670)      (146,588)
     Decrease in Receivables                             6,886         32,704
     Increase in Payable to
        AEI Fund Management, Inc.                       27,917         12,411
     Increase in Unearned Rent                          68,116         59,993
                                                    -----------    -----------
        Total Adjustments                              265,111        157,914
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           930,597        925,800
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (390,944)      (337,666)
   Proceeds from Sale of Real Estate                   730,550        423,600
                                                    -----------    -----------
        Net Cash Provided By
        Investing Activities                           339,606         85,934
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    26,784        131,582
   Distributions to Partners                          (760,692)      (691,393)
   Redemption Payments                                (219,593)             0
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (953,501)      (559,811)
                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              316,702        451,923

CASH AND CASH EQUIVALENTS, beginning of period         673,082        311,087
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   989,784    $   763,010
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(49,653)   $14,630,786   $14,581,133    20,910.48

  Distributions               (6,914)      (684,479)     (691,393)

  Net Income                   7,679        760,207       767,886
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1999      $(48,888)   $14,706,514   $14,657,626    20,910.48
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1999  $(53,696)   $14,230,457   $14,176,761    20,625.48

  Distributions               (7,607)      (753,085)     (760,692)

  Redemption Payments         (2,196)      (217,397)     (219,593)     (249.25)

  Net Income                   6,654        658,832       665,486
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 2000      $(56,845)   $13,918,807   $13,861,962    20,376.23
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000

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

                          JUNE 30, 2000
                           (Continued)

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

                          JUNE 30, 2000
                           (Continued)

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. The Partnership has agreed, as part of a proposed reorganization plan, to reduce the amounts owed by GCR by $3,530 to $3,570. The proposed reorganization plan provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property for approximately $351,000.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $385,920. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the Partnership had advanced $19,661 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $919,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $89,600. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

     During 1999, the Partnership sold its interest in the HomeTown Buffet restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $423,600 which resulted in a total net gain of $146,588. The total cost and related accumulated depreciation of the interests sold was $303,733 and $26,721, respectively.

     In April, 2000, the Partnership entered into an Agreement to sell the Pasta Fair restaurant in Belleview, Florida to an affiliate of the lessee. On May 10, 2000, the sale closed with the Partnership receiving net sale proceeds of $730,550 which resulted in a net gain of $26,670. At the time of sale, the cost and related accumulated depreciation was $932,862 and $228,982, respectively.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2000 and 1999, the Partnership recognized rental income of $948,560 and $954,541, respectively. During the same periods, the Partnership earned investment income of $22,038 and $15,707, respectively. In 2000, rental income decreased mainly as a result of the property sales discussed below. This decrease in rental income was offset by additional rent received from one property acquisition in 1999, rent increases on thirteen properties and additional investment income earned on the net proceeds from the property sales.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. The Partnership has agreed, as part of a proposed reorganization plan, to reduce the amounts owed by GCR by $3,530 to $3,570. The proposed reorganization plan provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property for approximately $351,000.

        During the six months ended June 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $127,837 and $126,814, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,083 and $22,742, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2000, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2000, the Partnership's cash balances increased $316,702 mainly as the result of cash generated from the sale of property, which was partially offset by cash used to purchase an additional property. Net cash provided by operating activities increased from $925,800 in 1999 to $930,597 in 2000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2000 and 1999, the Partnership generated cash flow from the sale of real estate of $730,550 and $423,600, respectively. During the same periods, the Partnership expended $390,944 and $337,666, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $385,920. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the Partnership had advanced $19,661 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $919,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $89,600. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income and Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        During 1999, the Partnership sold its interest in the HomeTown Buffet restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $423,600 which resulted in a total net gain of $146,588. The total cost and related accumulated depreciation of the interests sold was $303,733 and $26,721, respectively.

        In April, 2000, the Partnership entered into an Agreement to sell the Pasta Fair restaurant in Belleview, Florida to an affiliate of the lessee. On May 10, 2000, the sale closed with the Partnership receiving net sale proceeds of $730,550 which resulted in a net gain of $26,670. At the time of sale, the cost and related accumulated depreciation was $932,862 and $228,982, respectively.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis. Effective January 1, 2000, the Partnership's distribution rate was increased from 6.5% to 7.0%. As a result, distributions were higher during the first six months of 2000, when compared to the same period in 1999.

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

        On April 1, 2000, sixteen Limited Partners redeemed a total of 249.25 Partnership Units for $217,397 in accordance with the Partnership Agreement. On July 1, 2000, six Limited Partners redeemed a total of 59.0 Partnership Units for $51,912. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 141 Limited Partners redeemed 2,157.32 Partnership Units for $1,716,908 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                       Description

          10.1   Development   Financing   Agreement
                 dated   June   30,   2000   between    the
                 Partnership,  AEI  Net  Lease   Income   &
                 Growth  Fund XIX Limited Partnership,  AEI
                 Income  & Growth Fund 23 LLC, AEI  Private
                 Net    Lease   Millennium   Fund   Limited
                 Partnership  and Razzoo's,  Inc.  relating
                 to   the  property  at  5970  North  Point
                 Parkway, Alpharetta, Georgia.

          10.2   Net  Lease Agreement dated June  30,
                 2000  between  the  Partnership,  AEI  Net
                 Lease  Income  & Growth Fund  XIX  Limited
                 Partnership, AEI Income & Growth  Fund  23
                 LLC,  AEI  Private  Net  Lease  Millennium
                 Fund  Limited  Partnership  and  Razzoo's,
                 Inc.  relating  to  the property  at  5970
                 North Point Parkway, Alpharetta, Georgia.

          27    Financial Data Schedule  for  period
                ended June 30, 2000.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 2, 2000        AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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