Form 10QSB
period 2000-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2000-11-13
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2000

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2000 and December 31, 1999

          Statements for the Periods ended September 30, 2000 and 1999:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                       2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                        $   930,689    $   673,082
  Receivables                                           27,829         19,852
                                                    -----------    -----------
      Total Current Assets                             958,518        692,934
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               5,504,366      5,384,757
  Buildings and Equipment                           10,253,416     10,934,684
  Construction in Progress                              19,661              0
  Property Acquisition Costs                                 0            407
  Accumulated Depreciation                          (2,507,554)    (2,458,655)
                                                    -----------    -----------
      Net Investments in Real Estate                13,269,889     13,861,193
                                                    -----------    -----------
           Total  Assets                           $14,228,407    $14,554,127
                                                    ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    37,651    $     5,516
  Distributions Payable                                368,735        341,984
  Security Deposit                                      12,500         12,500
  Unearned Rent                                         63,883         17,366
                                                    -----------    -----------
      Total Current Liabilities                        482,769        377,366
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (58,007)       (53,696)
  Limited Partners, $1,000 Unit Value;
    30,000 Units authorized; 22,783 Issued;
    20,317 and 20,625 outstanding in 2000
    and 1999, respectively                          13,803,645     14,230,457
                                                    -----------    -----------
      Total Partners' Capital                       13,745,638     14,176,761
                                                    -----------    -----------
        Total Liabilities and Partners' Capital    $14,228,407    $14,554,127
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended        Nine Months Ended
                              9/30/00       9/30/99     9/30/00       9/30/99

INCOME:
   Rent                      $472,751     $471,589    $1,421,311    $1,426,130
   Investment Income           12,647        5,848        34,685        21,555
                              --------     --------    ----------    ----------
        Total Income          485,398      477,437     1,455,996     1,447,685
                              --------     --------    ----------    ----------

EXPENSES:
   Partnership Administration -
     Affiliates                70,935       55,337       198,772       182,151
   Partnership Administration
     and Property Management -
     Unrelated Parties          8,983        9,716        24,066        32,457
   Depreciation                89,019       99,814       277,881       299,209
   Real Estate Impairment           0      125,531             0       125,531
                              --------     --------    ----------    ----------
        Total Expenses        168,937      290,398       500,719       639,348
                              --------     --------    ----------    ----------

OPERATING INCOME              316,461      187,039       955,277       808,337

GAIN ON SALE OF REAL ESTATE         0            0        26,670       146,588
                              --------     --------    ----------    ----------
NET INCOME                   $316,461     $187,039    $  981,947    $  954,925
                              ========     ========    ==========    ==========

NET INCOME ALLOCATED:
   General Partners          $  3,165     $  1,870    $    9,819    $    9,549
   Limited Partners           313,296      185,169       972,128       945,376
                              --------     --------    ----------    ----------
                             $316,461     $187,039    $  981,947    $  954,925
                              ========     ========    ==========    ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (20,317, 20,625, 20,440 and
 20,815 weighted average Units
 outstanding for the periods,
 respectively)               $  15.42     $   8.98    $    47.56    $    45.42
                              ========     ========    ==========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                    $   981,947    $   954,925

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      277,881        299,209
     Real Estate Impairment                                  0        125,531
     Gain on Sale of Real Estate                       (26,670)      (146,588)
     (Increase) Decrease in Receivables                 (7,977)        40,843
     Increase in Payable to
        AEI Fund Management, Inc.                       32,135         17,675
     Increase in Unearned Rent                          46,517         48,624
                                                    -----------    -----------
        Total Adjustments                              321,886        385,294
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                         1,303,833      1,340,219
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (390,457)      (337,666)
   Proceeds from Sale of Real Estate                   730,550        423,600
                                                    -----------    -----------
        Net Cash Provided By
        Investing Activities                           340,093         85,934
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    26,751        102,810
   Distributions to Partners                        (1,141,041)      (999,241)
   Redemption Payments                                (272,029)      (228,518)
                                                    -----------    -----------
        Net Cash Used For
          Financing Activities                      (1,386,319)    (1,124,949)
                                                    -----------    -----------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                                   257,607        301,204

CASH AND CASH EQUIVALENTS, beginning of period         673,082        311,087
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   930,689    $   612,291
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                              General     Limited                     Units
                              Partners    Partners      Total      Outstanding


BALANCE, December 31, 1998   $(49,653)  $14,630,786  $14,581,133    20,910.48

  Distributions                (9,993)     (989,248)    (999,241)

  Redemption Payments          (2,285)     (226,233)    (228,518)     (285.00)

  Net Income                    9,549       945,376      954,925
                              --------   -----------  -----------  -----------
BALANCE, September 30, 1999  $(52,382)  $14,360,681  $14,308,299    20,625.48
                              ========   ===========  ===========  ===========


BALANCE, December 31, 1999   $(53,696)  $14,230,457  $14,176,761    20,625.48

  Distributions               (11,410)   (1,129,631)  (1,141,041)

  Redemption Payments          (2,720)     (269,309)    (272,029)     (308.25)

  Net Income                    9,819       972,128      981,947
                              --------   -----------  -----------  -----------
BALANCE, September 30, 2000  $(58,007)  $13,803,645  $13,745,638    20,317.23
                              ========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

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

                       SEPTEMBER 30, 2000
                           (Continued)

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

                       SEPTEMBER 30, 2000
                           (Continued)

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately $350,000, which resulted in a net gain of approximately $113,000.

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

                       SEPTEMBER 30, 2000
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $385,920. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the Partnership had advanced $19,661 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $919,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $89,600. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2000 and 1999, the Partnership recognized rental income of $1,421,311 and
$1,426,130, respectively. During the same periods, the Partnership earned investment income of $34,685 and $21,555, respectively. In 2000, rental income decreased mainly as a result of the property sales discussed below. This decrease in rental income was offset by additional rent received from two property acquisitions in 1999 and 2000, rent increases on fourteen properties and additional investment income earned on the net proceeds from the property sales.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately $350,000, which resulted in a net gain of approximately $113,000.

        During the nine months ended September 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $198,772 and $182,151, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,066 and $32,457, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2000, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During  the  nine months ended September  30,  2000,  the
Partnership's cash balances increased $257,607 mainly as the result of cash generated from the sale of property, which was partially offset by cash used to purchase an additional property. Net cash provided by operating activities decreased from $1,340,219 in 1999 to $1,303,833 in 2000 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2000 and 1999, the Partnership generated cash flow from the sale of real estate of $730,550 and $423,600, respectively. During the same periods, the Partnership expended $390,457 and $337,666, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $385,920. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the Partnership had advanced $19,661 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $919,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $89,600. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income and Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis. Effective January 1, 2000, the Partnership's distribution rate was increased from 6.5% to 7.0%. As a result, distributions were higher during the first nine months of 2000, when compared to the same period in 1999.

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

        On April 1, 2000, sixteen Limited Partners redeemed a total of 249.25 Partnership Units for $217,397 in accordance with the Partnership Agreement. On July 1, 2000, six Limited Partners redeemed a total of 59.0 Partnership Units for $51,912. On October 1, 2000, four Limited Partners redeemed a total of 95.67 Partnership Units for $84,485. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 141 Limited Partners redeemed 2,157.32 Partnership Units for $1,716,908 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

         the effect of tenant defaults; and

         the condition of the industries in which the tenants of properties owned by the Partnership operate.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

          10.1  Asset   Purchase  Agreement   dated
                September    18,    2000    between    the
                Partnership,  AEI  Real  Estate  Fund  XVI
                Limited  Partnership  and  Southern  River
                Restaurants  LLC relating to the  property
                at   850   I-10  Service  Road,   Slidell,
                Louisiana.

          27    Financial Data Schedule  for  period
                ended September 30, 2000.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 2000      AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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