Form 10KSB
period 2000-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2001-03-30
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 2000

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

                         Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2000 were $1,936,907.

As of February 28, 2001, there were 20,216.57 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,216,570.

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

        In November 2000, the Lease on the Taco Fiesta in Brownsville, Texas expired and was not renewed by the tenant. The restaurant was closed and listed for sale. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property. At December 31, 2000, the property was reclassified on the balance sheet to Real Estate Held for Sale. In March 2000, the Partnership entered into an agreement to sell the property to an unrelated third party. The net sale proceeds will be approximately $460,000, which will result in a net gain of approximately $15,000.

        During 1999, the Partnership sold its interest in the HomeTown Buffet restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $423,600, which resulted in a total net gain of $146,588. The total cost and related accumulated depreciation of the interest sold was $303,733 and $26,721, respectively.

        In April, 2000, the Partnership entered into an Agreement to sell the Pasta Fair restaurant in Belleview, Florida to an affiliate of the lessee. On May 10, 2000, the sale closed with the Partnership receiving net sale proceeds of $730,550, which resulted in a net gain of $26,670. At the time of sale, the cost and related accumulated depreciation was $932,862 and $228,982, respectively.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $355,151, which resulted in a net gain of $118,740. At the time of sale, the cost and related accumulated depreciation was $280,019 and $43,608, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On August 28, 1998, the Partnership purchased a 38% interest in a parcel of land in Centerville, Ohio for $703,376. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,236. Effective December 25, 1998, the annual rent was increased to $73,854. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $154,075. The Partnership's share of the total acquisition costs, including the cost of the land, were $1,502,252. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

       On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $370,479. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Effective November 26, 2000, the annual rent was increased to $37,627. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $174,229 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $919,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $89,600. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income and Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

Major Tenants

        During 2000, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 72% of the Partnership's total rental revenue in 2000. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2001 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2000.

                             Total Property               Annual     Annual
                   Purchase   Acquisition                 Lease      Rent Per
Property             Date        Costs     Lessee         Payment    Sq. Ft.

Children's World                          ARAMARK
Daycare Center                          Educational
 Phoenix, AZ       9/29/89  $  883,486 Resources, Inc.    $121,169    $16.03

Children's World                          ARAMARK
Daycare Center                          Educational
 Blue Springs, MO  6/27/90  $  791,271 Resources, Inc.    $102,606    $12.83

Children's World                          ARAMARK
Daycare Center                          Educational
 Lenexa, KS        9/13/90  $  983,527 Resources, Inc.    $128,689    $16.06

Taco Cabana Restaurant                  Texas Taco
 San Antonio, TX  12/29/90  $1,406,426  Cabana L.P.       $215,884    $78.85

Cheddar's Restaurant                     Heartland
 Clive, IA         1/22/91  $1,392,248 Restaurant Corp.   $228,097    $31.68

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                             Total Property               Annual     Annual
                   Purchase   Acquisition                 Lease      Rent Per
Property             Date        Costs     Lessee         Payment    Sq. Ft.

Children's World                          ARAMARK
Daycare Center                           Educational
 Westerville, OH   6/21/91  $  990,261  Resources, Inc.   $126,935    $15.91

Taco Cabana Restaurant
 San Antonio, TX                         Texas Taco
 (9.3699%)         7/19/91  $  107,933   Cabana L.P.      $ 16,945    $40.41

Taco Fiesta Restaurant
 Brownsville, TX    8/9/91  $  799,938      (1)

Applebee's Restaurant
 Destin, FL
 (5.8291%)         11/1/91  $   65,215  T.S.S.O., Inc.    $  9,414    $33.57

Children's World                          ARAMARK
Daycare Center                          Educational
 Columbus, OH      8/10/92  $1,019,202 Resources, Inc.    $124,260    $14.07

Rally's Restaurant                      Red Line San
 San Antonio, TX   12/7/92  $  308,997  Antonio One, LTD  $ 15,000    $25.86

Tractor Supply Company Store
 Bristol, VA                            Tractor Supply
 (7.5158%)         4/10/96  $   96,765  Company, Inc.     $ 10,925    $ 7.75

Champps Americana
 Restaurant                              Americana
 Columbus, OH                             Dining
 (6.1688%)         8/29/96  $  158,257  Corporation       $ 18,477    $36.66

Fuddruckers Restaurant
 Thornton, CO      7/30/97  $1,405,771  Fuddruckers, Inc. $159,293    $32.01

Champps Americana
 Restaurant                               Champps
 Troy, MI                                Operating
 (23.95%)           9/3/98  $1,192,496  Corporation       $122,605    $46.16

Tumbleweed Restaurant
 Chillicothe, OH                        Tumbleweed,
 (45.0%)          11/20/98  $  573,831     Inc.           $ 59,629    $24.17

Tumbleweed Restaurant
 Columbus, OH                           Tumbleweed,
 (40.0%)          12/28/98  $  554,269     Inc.           $ 56,509    $25.77

Old Country Buffet
 Restaurant                                OCB
 North Lake, IL   12/29/98  $1,350,804 Restaurant Co.     $130,000    $14.46

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                             Total Property               Annual     Annual
                   Purchase   Acquisition                 Lease      Rent Per
Property             Date        Costs     Lessee         Payment    Sq. Ft.

Champps Americana
 Restaurant
 Centerville, OH                         Americana
 (38.0%)           1/27/99  $1,502,252  Dining Corp.      $154,075    $43.28

Razzoo's Restaurant
 Alpharetta, GA
 (24.0%)                                 Razzoo's,
 (land only) (2)   6/30/00  $  370,479     Inc.           $ 37,627    $19.37


(1) The property is vacant and under contract to sell.
(2) Restaurant was under construction as of December 31, 2000.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Champps Americana restaurant in Columbus, Ohio are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. The remaining interests in the Champps Americana restaurant in Troy, Michigan are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interest in the Tumbleweed restaurant in Columbus, Ohio is owned by AEI Net Lease Income & Growth Fund XIX Limited
Partnership. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Razzoo's restaurant in Alpharetta, Georgia are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Taco Cabana restaurant in San Antonio, Texas, the Applebee's restaurant in Destin, Florida, and the Tractor Supply Company store are owned by unrelated third parties.

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

        The initial Lease terms are for 20 years except for the Taco Cabana, Rally's, Razzoo's, and Tumbleweed restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company store, which has a Lease term of 14 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Fuddruckers and Rally's restaurants which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant which has renewal options that may extend the Lease term an additional 20 years.

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

       During the last five years, or since the date of purchase, if purchased after December 31, 1995, all properties listed above were 100% occupied, with the exception of the Taco Fiesta restaurant in Brownsville, Texas which was 100% vacant from January, 1997 through November, 1998 and from November, 2000 to the present.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2000, there were 1,510 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.  (Continued)

        During 2000, twenty-six Limited Partners redeemed a total of 403.91 Partnership Units for $353,794 in accordance with the Partnership Agreement. In prior years, a total of 141 Limited Partners redeemed 2,157.32 Partnership Units for $1,716,908 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $18,788 and $15,809 were made to the General Partners and $1,506,165 and $1,338,889 were made to the Limited Partners in 2000 and 1999, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $49,589 of proceeds from property sales in 2000. The distributions reduced the Limited
Partnership's Adjusted Capital Contribution.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2000 and 1999, the Partnership recognized rental income of $1,885,816 and
$1,900,559, respectively. During the same periods, the Partnership earned investment income of $51,091 and $29,077, respectively. In 2000, rental income decreased mainly as a result of the property sales discussed below. This decrease in rental income was offset by additional rent received from two property acquisitions in 1999 and 2000, rent increases on twelve properties and additional investment income earned on the net proceeds from the property sales.

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

        In November 2000, the Lease on the Taco Fiesta in Brownsville, Texas expired and was not renewed by the tenant. The restaurant was closed and listed for sale. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property. At December 31, 2000, the property was reclassified on the balance sheet to Real Estate Held for Sale. In March 2000, the Partnership entered into an agreement to sell the property to an unrelated third party. The net sale proceeds will be approximately $460,000, which will result in a net gain of approximately $15,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $355,151, which resulted in a net gain of $118,740. At the time of sale, the cost and related accumulated depreciation was $280,019 and $43,608, respectively.

        During the years ended December 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $245,707 and $220,942, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $37,484 and $32,591, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2000, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During 2000, the Partnership's cash balances increased $352,945 as the result of cash generated from the sale of property, which was partially offset by cash used to purchase additional property and distributions made in excess of cash generated from operating activities. Net cash provided by
operating  activities  decreased  from  $1,710,293  in  1999   to
$1,663,608 in 2000 mainly as a result of an increase in Partnership administration expenses in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2000 and 1999, the Partnership generated cash flow from the sale of real estate of $1,085,701 and $423,600, respectively. During the same periods, the Partnership expended $544,302 and $337,666, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        During 1999, the Partnership sold its interest in the HomeTown Buffet restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $423,600, which resulted in a total net gain of $146,588. The total cost and related accumulated depreciation of the interests sold was $303,733 and $26,721, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In April, 2000, the Partnership entered into an Agreement to sell the Pasta Fair restaurant in Belleview, Florida to an affiliate of the lessee. On May 10, 2000, the sale closed with the Partnership receiving net sale proceeds of $730,550, which resulted in a net gain of $26,670. At the time of sale, the cost and related accumulated depreciation was $932,862 and $228,982, respectively.

        During 2000, the Partnership distributed $50,089 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.45 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

        On August 28, 1998, the Partnership purchased a 38% interest in a parcel of land in Centerville, Ohio for $703,376. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,236. Effective December 25, 1998, the annual rent was increased to $73,854. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $154,075. The Partnership's share of the total acquisition costs, including the cost of the land, were $1,502,252. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

       On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $370,479. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Effective November 26, 2000, the annual rent was increased to $37,627. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $174,229 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $919,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $89,600. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income and Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis. Effective January 1, 2000, the Partnership's distribution rate was increased from 6.5% to 7.0%. As a result, distributions were higher during 2000, when compared to 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During 2000, twenty-six Limited Partners redeemed a total of 403.91 Partnership Units for $353,794 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 141 Limited Partners redeemed 2,157.32 Partnership Units for $1,716,908 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2000 and 1999

Statements for the Years Ended December 31, 2000 and 1999:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund XVIII Limited Partnership (a Minnesota limited partnership) as of December 31, 2000 and 1999 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                            /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota         Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2001                Certified Public Accountants

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                   2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,026,027    $   673,082
  Receivables                                       19,619         19,852
                                                -----------    -----------
      Total Current Assets                       1,045,646        692,934
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           5,104,580      5,384,757
  Buildings and Equipment                        9,812,122     10,934,684
  Construction in Progress                         174,229              0
  Property Acquisition Costs                             0            407
  Accumulated Depreciation                      (2,435,065)    (2,458,655)
                                                -----------    -----------
                                                12,655,866     13,861,193
  Real Estate Held for Sale                        444,695              0
                                                -----------    -----------
      Net Investments in Real Estate            13,100,561     13,861,193
                                                -----------    -----------
           Total  Assets                       $14,146,207    $14,554,127
                                                ===========    ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    31,767    $     5,516
  Distributions Payable                            368,669        341,984
  Security Deposit                                       0         12,500
  Unearned Rent                                     13,274         17,366
                                                -----------    -----------
      Total Current Liabilities                    413,710        377,366
                                                ----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (58,139)       (53,696)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   20,222 and 20,625 outstanding in 2000
   and 1999, respectively                       13,790,636     14,230,457
                                                -----------    -----------
     Total Partners' Capital                    13,732,497     14,176,761
                                                -----------    -----------
       Total Liabilities and Partners' Capital $14,146,207    $14,554,127
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                   2000           1999

INCOME:
  Rent                                        $ 1,885,816     $ 1,900,559
  Investment Income                                51,091          29,077
                                               -----------     -----------
      Total Income                              1,936,907       1,929,636
                                               -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates         245,707         220,942
  Partnership Administration and Property
     Management - Unrelated Parties                37,484          32,591
  Depreciation                                    364,643         396,413
  Real Estate Impairment                                0         249,719
                                               -----------     -----------
      Total Expenses                              647,834         899,665
                                               -----------     -----------

OPERATING INCOME                                1,289,073       1,029,971

GAIN ON SALE OF REAL ESTATE                       145,410         146,588
                                               -----------     -----------
NET INCOME                                    $ 1,434,483     $ 1,176,559
                                               ===========     ===========

NET INCOME ALLOCATED:
  General Partners                            $    14,345     $    11,766
  Limited Partners                              1,420,138       1,164,793
                                               -----------     -----------
                                              $ 1,434,483     $ 1,176,559
                                               ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(20,385 and 20,767 weighted average Units outstanding
  in 2000 and 1999, respectively)             $     69.67     $     56.09
                                               ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 3l


                                                     2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $ 1,434,483    $ 1,176,559

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    364,643        396,413
     Real Estate Impairment                                0        249,719
     Gain on Sale of Real Estate                    (145,410)      (146,588)
     Decrease in Receivables                             233         33,076
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     26,251        (11,252)
     Decrease in Security Deposit                    (12,500)             0
     Increase (Decrease) in Unearned Rent             (4,092)        12,366
                                                  -----------    -----------
       Total Adjustments                             229,125        533,734
                                                  -----------    -----------
       Net Cash Provided By
           Operating Activities                    1,663,608      1,710,293
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (544,302)      (337,666)
  Proceeds from Sale of Real Estate                1,085,701        423,600
                                                  -----------    -----------
       Net Cash Provided By
           Investing Activities                      541,399         85,934
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                   26,685        146,699
  Distributions to Partners                       (1,521,379)    (1,352,413)
  Redemption Payments                               (357,368)      (228,518)
                                                  -----------    -----------
       Net Cash Used For
        Financing Activities                      (1,852,062)    (1,434,232)
                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            352,945        361,995

CASH AND CASH EQUIVALENTS, beginning of period       673,082        311,087
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,026,027    $   673,082
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 3l


                                                                    Limited
                                                                  Partnership
                            General      Limited                     Units
                            Partners     Partners       Total     Outstanding


BALANCE, December 31, 1998  $(49,653)  $14,630,786   $14,581,133   20,910.48

  Distributions              (13,524)   (1,338,889)   (1,352,413)

  Redemption Payments         (2,285)     (226,233)     (228,518)    (285.00)

  Net Income                  11,766     1,164,793     1,176,559
                             --------   -----------   -----------  ----------
BALANCE, December 31, 1999   (53,696)   14,230,457    14,176,761   20,625.48

  Distributions              (15,214)   (1,506,165)   (1,521,379)

  Redemption Payments         (3,574)     (353,794)     (357,368)    (403.91)

  Net Income                  14,345     1,420,138     1,434,483
                             --------   -----------   -----------  ----------
BALANCE, December 31, 2000  $(58,139)  $13,790,636   $13,732,497   20,221.57
                             ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999


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

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited primarily in one financial institution and at times during the year it may exceed FDIC insurance limits.

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

                   DECEMBER 31, 2000 AND 1999

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

(3)  Related Party Transactions -

     The  Partnership  owns  a  6.1688%  interest  in  a  Champps
     Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 23.95% interest in a Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 45.0% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by the Individual General Partner and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owns a 40.0% interest in a Tumbleweed restaurant in Columbus, Ohio. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owns a 38.0% interest in a Champps Americana restaurant in Centerville, Ohio. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited
     Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owns a 24% interest in a Razzoo's restaurant under construction in Alpharetta, Georgia. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owned a 24% interest in a HomeTown Buffet restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. During 1999, the Partnership sold its interest in the property to unrelated third parties. The Partnership owned a 27% interest in an Applebee's restaurant in Slidell, Louisiana. The remaining interest in this property was owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                    2000         1999
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 245,707     $ 220,942
                                                  ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.            $  37,484     $  32,591
                                                  ========      ========

c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $21,303 and $28,975
  for 2000 and 1999, respectively.               $ (15,847)    $ (16,097)
                                                  ========      ========

d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.          $       0     $  27,341
                                                  ========      ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana, Rally's, Razzoo's and Tumbleweed restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company store which has a Lease term of 14 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Fuddruckers and Rally's restaurants which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant which has renewal options that may extend the Lease term an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The Children's World in Phoenix, Arizona was constructed in 1988 and acquired in 1989. One of the Taco Cabana restaurants in San Antonio, Texas was constructed in 1984, renovated in 1991 and acquired by the Partnership after the renovation. The Rally's restaurant and the Children's World in Columbus, Ohio were constructed and acquired in 1992. The Tractor Supply Company store and Champps Americana restaurant in Columbus, Ohio were constructed and acquired in 1996. The Fuddruckers restaurant was constructed and acquired in 1997. The Champps Americana in Troy, Michigan, the Old Country Buffet, and the Tumbleweed restaurants were constructed and acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Razzoo's restaurant in Alpharetta, Georgia was acquired in 2000 and construction of the restaurant will be completed in 2001. The remaining properties were constructed and acquired in either 1990 or 1991. There have been no costs capitalized as improvements subsequent to the acquisitions.

     For those properties in the table below which do not have land costs, the lessee has entered into land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at December 31, 2000 are as follows:

                                  Buildings and            Accumulated
Property                 Land       Equipment      Total   Depreciation

Children's World,
 Phoenix, AZ          $  259,467  $  624,019   $   883,486   $  265,441
Children's World,
 Blue Springs, MO        162,290     628,981       791,271      245,396
Children's World,
 Lenexa, KS              185,788     797,739       983,527      302,615


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

                                  Buildings and            Accumulated
Property                 Land       Equipment      Total   Depreciation

Taco Cabana,
 San Antonio, TX         871,844     534,582     1,406,426      198,211
Cheddar's, Clive, IA     379,249   1,012,999     1,392,248      391,091
Children's World,
   Westerville, OH       157,848     832,413       990,261      292,259
Taco Cabana,
 San Antonio, TX          61,004      46,929       107,933       14,484
Applebee's, Destin, FL    30,239      34,976        65,215       13,288
Children's World,
   Columbus, OH          157,569     861,633     1,019,202      264,553
Rally's, San Antonio, TX       0      72,209        72,209       72,209
Tractor Supply Company,
   Bristol, VA            31,092      65,673        96,765       11,157
Champps Americana,
   Columbus, OH           53,296     104,961       158,257       16,109
Fuddruckers,
 Thornton, CO            444,692     961,079     1,405,771      113,712
Champps Americana,
 Troy, MI                385,295     807,201     1,192,496       65,388
Tumbleweed,
 Chillicothe, OH         234,796     339,035       573,831       25,689
Tumbleweed, Columbus, OH 216,467     337,802       554,269       23,962
Old Country Buffet,
 Northlake, IL           342,896   1,007,908     1,350,804       68,594
Champps Americana,
   Centerville, OH       760,269     741,983     1,502,252       50,907
Razzoo's,
 Alpharetta, GA          370,479           0       370,479            0
                       ----------  ----------   -----------   ----------
                      $5,104,580  $9,812,122   $14,916,702   $2,435,065
                       ==========  ==========   ===========   ==========


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

     In November 2000, the Lease on the Taco Fiesta in Brownsville, Texas expired and was not renewed by the tenant. The restaurant was closed and listed for sale. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property. At December 31, 2000, the property was reclassified on the balance sheet to Real Estate Held for Sale. In March 2000, the Partnership entered into an agreement to sell the property to an unrelated third party. The net sale proceeds will be approximately $460,000, which will result in a net gain of approximately $15,000.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     During 1999, the Partnership sold its interest in the HomeTown Buffet restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $432,600, which resulted in a total net gain of $146,588. The total cost and related accumulated depreciation of the interests sold was $303,733 and $26,721, respectively.

     In April, 2000, the Partnership entered into an Agreement to sell the Pasta Fair restaurant in Belleview, Florida to an affiliate of the lessee. On May 10, 2000, the sale closed with the Partnership receiving net sale proceeds of $730,550, which resulted in a net gain of $26,670. At the time of sale, the cost and related accumulated depreciation was $932,862 and $228,982, respectively.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the Partnership's share of the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $355,151, which resulted in a net gain of $118,740. At the time of sale, the cost and related accumulated depreciation was $280,019 and $43,608, respectively.

     During 2000, the Partnership distributed $50,089 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.45 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     On August 28, 1998, the Partnership purchased a 38% interest in a parcel of land in Centerville, Ohio for $703,376. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,236. Effective December 25, 1998, the annual rent was increased to $73,854. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $154,075. The Partnership's share of the total acquisition costs, including the cost of the land, were $1,502,252.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $370,479. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Effective November 26, 2000, the annual rent was increased to $37,627. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $174,229 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $919,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $89,600.

     The Partnership owns a 9.3699% interest in a Taco Cabana restaurant in San Antonio, Texas, a 5.8291% interest in an Applebee's restaurant in Destin, Florida and a 7.5158% interest in a Tractor Supply Company store. The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2000 are as follows:

                       2001          $ 1,831,690
                       2002            1,841,647
                       2003            1,851,993
                       2004            1,845,452
                       2005            1,682,275
                       Thereafter     10,983,726
                                      ----------
                                     $20,036,783
                                      ==========

     In 2000 and 1999, the Partnership recognized contingent rents of $10,057 and $19,908, respectively.

(5)  Security Deposit -

     In November, 1998, the Partnership received a deposit from the tenant of the Taco Fiesta restaurant as security for future rent payments. In November, 2000, the Lease expired and was not renewed by the tenant. The Partnership applied the security deposit to unpaid rent and real estate taxes.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                  2000        1999
      Tenants                     Industry

     ARAMARK Educational
        Resources, Inc.          Child Care   $  594,859  $  582,892
     Champps Americana Group     Restaurant      295,157     288,833
     Texas Taco Cabana L.P.      Restaurant      232,494     224,677
     Heartland Restaurant Corp.  Restaurant      227,366     218,621
                                               ----------  ----------

     Aggregate rent revenue of major tenants  $1,349,876  $1,315,023
                                               ==========  ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               72%         69%
                                               ==========  ==========

(7)  Partners' Capital -

     Cash distributions of $18,788 and $15,809 were made to the General Partners and $1,506,165 and $1,338,889 were made to the Limited Partners for the years ended December 31, 2000 and 1999, respectively. The Limited Partners' distributions represent $73.89 and $64.47 per Limited Partnership Unit outstanding using 20,385 and 20,767 weighted average Units in 2000 and 1999, respectively. The distributions represent $52.26 and $45.12 per Unit of Net Income, and $21.63 and $19.35 per Unit of return of contributed capital in 2000 and 1999, respectively.

     As  part  of  the  Limited  Partner distributions  discussed above, the Partnership distributed $49,589 of proceeds  from
     property  sales  in  2000.   The distributions  reduced  the
     Limited Partnership's Adjusted Capital Contribution.

     Distributions of Net Cash Flow to the General Partners during 2000 and 1999 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(7)  Partners' Capital - (Continued)

     During 2000, twenty-six Limited Partners redeemed a total of
     403.91 Partnership Units for $353,794 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, twenty-one Limited Partners redeemed a total of 285.0 Partnership Units for $226,233. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $1,067.44 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2000         1999
     Net Income for Financial
      Reporting Purposes                    $1,434,483   $1,176,559

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        33,552       42,559

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                        (4,091)      12,366

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                0      124,188

     Gain on Sale of Real Estate for
        Tax Purposes Under Gain for
        Financial Reporting Purposes           (25,322)     (99,858)
                                             ----------   ----------
           Taxable Income to Partners       $1,438,622   $1,255,814
                                             ==========   ==========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                 2000           1999

     Partners' Capital for
       Financial  Reporting Purposes        $13,732,497     $14,176,761

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate
      for Financial Reporting Purposes          620,161         611,931

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                         13,275          17,366

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting
       Purposes                               3,336,442       3,336,442
                                             -----------     -----------
           Partners' Capital for
               Tax  Reporting Purposes      $17,702,375     $18,142,500
                                             ===========     ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2000                     1999
                           Carrying      Fair      Carrying      Fair
                            Amount       Value      Amount       Value

     Cash                $       591  $       591   $     676  $     676
     Money Market Funds    1,025,436    1,025,436     672,406    672,406
                          -----------  -----------   ---------  ---------
       Total Cash and
        Cash Equivalents $ 1,026,027  $ 1,026,027   $ 673,082  $ 673,082
                          ===========  ===========   =========  =========


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

        Robert P. Johnson, age 56, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1988, and has been elected to continue in these positions until December, 2001. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen limited partnerships.

        Mark E. Larson, age 48, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these position until December, 2001. Mr. Larson has been executive Vice President and Treasurer since the formation of AFM in September, 1988 and Chief Financial Officer since January, 1990. In January, 1993 Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2001:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XVIII, Inc.          0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        5            *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                           0            0%
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

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.  (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2000.

                                                           Amount Incurred
Person or Entity                                           From Inception
 Receiving                     Form and Method        (September 20, 1988) to
Compensation                   of Compensation            December 31, 2000

AEI Securities, Inc.  Selling Commissions equal to 7%         $2,278,305
                      of proceeds plus a 3% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

                                                           Amount Incurred
Person or Entity                                           From Inception
 Receiving                     Form and Method        (September 20, 1988) to
Compensation                   of Compensation            December 31, 2000

General Partners and  Reimbursement at Cost for other         $1,064,137
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all           $  519,199
Affiliates            Acquisition Expenses

General Partners and  Reimbursement at Cost for all e         $2,951,085
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all expenses  $  338,047
Affiliates            related to the disposition of the
                      Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal year  $  176,352
                      until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      15% of distributions of Net Proceeds of $   13,294
                      Sale other than distributions necessary
                      to restore Adjusted Capital Contributions and provide a 6% cumulative return to Limited Partners. The General Partners will receive only 1% of distributions of Net Proceeds of Sale until Limited
                      Partners have received an amount equal to
                      (a) their Adjusted Capital Contributions, plus (b) an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited
                      Partners.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2000, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

         A. Exhibits -
                             Description

3.1 Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration
      Statement  on  Form S-11 filed on September 26,  1988  [File
      No. 33-24419]).

3.2   Limited   Partnership  Agreement   (incorporated   by
      reference  to  Exhibit 3.2 of the registrant's  Registration
      Statement  on  Form S-11 filed on September 26,  1988  [File
      No. 33-24419]).

10.1  Net  Lease Agreement dated September 28, 1989  between the Partnership and Children's World Learning Centers, Inc. relating to the property at 4120 E. Ranch Circle Drive, Phoenix, Arizona (incorporated by reference to Exhibit 10.2 of Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-11 filed on April 14, 1990 [File No. 33-24419]).

10.2 Net Lease Agreement dated June 26, 1990 between the Partnership and Children's World Learning Centers, Inc. relating to the property at 2100 North Highway 7, Blue Springs, Missouri (incorporated by reference to Exhibit
      10.6 of Form 10-K filed on July 27, 1992).

10.3 Net Lease Agreement dated September 13, 1990 between the Partnership and Children's World Learning Centers, Inc. relating to the property at 8555 Monrovia Street, Lenexa, Kansas (incorporated by reference to Exhibit 10.8 of Form 10-K filed on July 27, 1992).

10.4 Net Lease Agreement dated December 29, 1990 between the Partnership and Taco Cabana, Inc. relating to the property at 7339 San Pedro Avenue, San Antonio, Texas (incorporated by reference to Exhibit 10.9 of Form 10-K filed on July 27, 1992).

10.5 Net Lease Agreement dated January 22, 1991 between the Partnership and Heartland Restaurant Corporation relating to the property at 1301 N.W. 114th Street, Clive, Iowa (incorporated by reference to Exhibit 10.10 of Form 10-K filed on July 27, 1992).

10.6 Net Lease Agreement dated June 20, 1991 between the Partnership and Children's World Learning Centers, Inc. relating to the property at 1231 Sunbury Road, Westerville, Ohio (incorporated by reference to Exhibit 10.12 of Form 10-K filed on July 27, 1992).

10.7 Net Lease Agreement dated July 19, 1991 between the Partnership and Taco Cabana, Inc. relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.13 of Form 10-K filed on July 27, 1992).

10.8 Net Lease Agreement dated October 31, 1991 between the Partnership and T.S.S.O., Inc. relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.15 of Form 10-K filed on July 27, 1992).

10.9 Net Lease Agreement dated July 28, 1992 between the Partnership and Children's World Learning Centers, Inc. relating to the property at 4885 Cherry Bottom Road, Columbus, Ohio (incorporated by reference to Exhibit 10.17 of Form 10-K filed on March 29, 1993).

10.10 Net  Lease  Agreement  dated  December  7,   1992
      between the Partnership and Red Line San Antonio One, Ltd. relating to the property at 4606 Rittiman Road, San Antonio, Texas (incorporated by reference to Exhibit 10.20 of Form 10-K filed on March 29, 1993).

10.11 Co-Tenancy Agreement dated June 17, 1994  between
      the Partnership and Nicoletta Trust relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.24 of Form 10-KSB filed on March 30, 1995).

10.12 Amendment of Lease dated January 25, 1996 between
      the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Red Line San Antonio One, Ltd. and Red Line Burgers, Inc. relating to the properties at 529 Fair Avenue, and 4606 Rittiman Road, San Antonio, Texas (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed on March 21, 1996).

10.13 Net Lease Agreement dated April 10, 1996 between the Partnership, Robert P. Johnson and Tractor Supply Company relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit
      10.2 of Form 8-K filed on April 17, 1996).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

         A. Exhibits -
                              Description

10.14 Net Lease Agreement dated August 29, 1996 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Americana Dining Corporation relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed on September 12, 1996).

10.15 Property  Co-Tenancy  Ownership  Agreement  dated
      August 5, 1996 between the Partnership and Carolyn W. Davidson relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit
      10.2 of Form 10-QSB filed on November 14, 1996).

10.16 Property  Co-Tenancy  Ownership  Agreement  dated
      September 12, 1996 between the Partnership, Robert P. Johnson, and Joyce R. Scott relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on November 14, 1996).

10.17 Property  Co-Tenancy  Ownership  Agreement  dated
      October   15,  1996  between  the  Partnership,  Robert   P.
      Johnson, and Arel D. and Louise B. Middleton relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed on November 14, 1996).

10.18 Property  Co-Tenancy  Ownership  Agreement  dated
      October 15, 1996 between the Partnership and Arel D. and Louise B. Middleton relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed on November 14, 1996).

10.19 Property  Co-Tenancy  Ownership  Agreement  dated
      December 16, 1996 between the Partnership and the Hesson Family Living Trust relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.34 of Form 10-KSB filed on March 17, 1997).

10.20 Property Co-Tenancy Agreement dated December  30,
      1996 between the Partnership and John Pasini and Elvia Pasini relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to
      Exhibit 10.38 of Form 10-KSB filed on March 17, 1997).

10.21 Property Co-Tenancy Agreement dated December  30,
      1996 between the Partnership and Kent T. Wood and Kimberly Pasini Wood relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to
      Exhibit 10.39 of Form 10-KSB filed on March 17, 1997).

10.22 Property  Co-Tenancy Agreement dated  January  2,
      1997 between the Partnership and William E. Mason and Hazel Mason relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit
      10.40 of Form 10-KSB filed on March 17, 1997).

10.23 Property  Co-Tenancy  Ownership  Agreement  dated
      February 28, 1997 between the Partnership and Anton Kuster, Jr. relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.42 of Form 10-KSB filed on March 17, 1997).

10.24 Property  Co-Tenancy  Ownership  Agreement  dated
      March 10, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 13, 1997).

10.25 Property  Co-Tenancy  Ownership  Agreement  dated
      March 10, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 13, 1997).

10.26 Property  Co-Tenancy  Ownership  Agreement  dated
      March 10, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on May 13, 1997).

10.27 Property  Co-Tenancy  Ownership  Agreement  dated
      March 21, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed on May 13, 1997).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND  FORM  8-K/A.(Continued)

         A. Exhibits -
                            Description

10.28 Property  Co-Tenancy  Ownership  Agreement  dated
      March 21, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.11 of Form 10-QSB filed on May 13, 1997).

10.29 Property  Co-Tenancy  Ownership  Agreement  dated
      March 21, 1997 between the Partnership and the Thomas W. Adamson Family Limited Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.14 of Form 10-QSB filed on May 13, 1997).

10.30 Property  Co-Tenancy  Ownership  Agreement  dated
      July 28, 1997 between the Partnership and Calderwood Investments Limited Partnership relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on August 5, 1997).

10.31 Net Lease Agreement dated July 30, 1977 between the Partnership and Fuddruckers, Inc. relating to the property at 12020 Pennsylvania Street, Thornton, Colorado (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on August 5, 1997).

10.32 Property  Co-Tenancy  Ownership  Agreement  dated
      September 9, 1997 between the Partnership and Truong Hoang, Trustee and Thanh Do, Trustee of the Hoang-Do Family Living Trust relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to
      Exhibit 10.3 of Form 10-QSB filed on November 4, 1997).

10.33 Property  Co-Tenancy  Ownership  Agreement  dated
      September 22, 1997 between the Partnership and Stanley E. LaCorte relating to the property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to
      Exhibit 10.5 of Form 10-QSB filed on November 4, 1997).

10.34 Property  Co-Tenancy  Ownership  Agreement  dated
      September 25, 1997 between the Partnership and Nick DeVito, Inc. relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on November 4, 1997).

10.35 Property  Co-Tenancy  Ownership  Agreement  dated
      October 9, 1997 between the Partnership and Reginald O. Hill, Trustee of the Reginald O. Hill Trust dated 5/25/95 and Donna Jean Hill, Trustee of the Donna Jean Hill Trust dated 5/25/95 relating to the property at 6867 Highway 90
      West,  San  Antonio,  Texas (incorporated  by  reference  to
      Exhibit 10.9 of Form 10-QSB filed on November 4, 1997).

10.36 Property  Co-Tenancy  Ownership  Agreement  dated
      October 24, 1997 between the Partnership and Anthony Drago, Trustee, U/A DTD 8/19/80, FBO Anthony and Sydelle Drago Family Trust relating to the property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to
      Exhibit 10.10 of Form 10-QSB filed on November 4, 1997).

10.37 Property  Co-Tenancy  Ownership  Agreement  dated
      November 5, 1997 between the Partnership and Ernest E. Ainslie and Marion B. Ainslie, Trustees of the Ainslie Living Trust relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.71 of Form 10-KSB filed on March 23, 1998).

10.38 Property  Co-Tenancy  Ownership  Agreement  dated
      November 21, 1997 between the Partnership and the Helen W. Rehwaldt, Trustee, Deerwood Revocable Trust relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit 10.73 of Form 10-KSB filed on March 23, 1998).

10.39 Net  Lease  Agreement  dated  December  23,  1997
      between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.75 of Form 10-KSB filed on March 23, 1998).

10.40 Net Lease Agreement dated April 13, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit
      10.2 of Form 10-QSB filed on May 8, 1998).


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

         A. Exhibits -
                             Description

10.41 Net Lease Agreement dated May 1, 1998 between  the
      Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on May 8,
      1998).

10.42 Assignment of Lease dated May 18, 1998 between the Partnership and Alpha Group, LLC relating to the property at North Avenue and Wolf Road, Northlake, Illinois (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on July 31, 1998).

10.43 First  Amendment  to Net  Lease  Agreement  dated
      September 3, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real
      Estate Fund XVII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 9, 1998).

10.44 Assignment of the Development Financing Agreement
      and Net Lease Agreement dated August 27, 1998 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 9, 1998).

10.45 Net  Lease Agreement dated June 29, 1998  between
      AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on November 9, 1998).

10.46 First  Amendment  to Net  Lease  Agreement  dated
      November 20, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.70 of Form 10-KSB filed on March 15, 1999).

10.47 Purchase  Agreement  for  Fee  Simple  Undivided
      Interest and Assignment of Net Lease Agreement dated December 28, 1998 between the Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.71 of Form 10-KSB filed on March 15, 1999).

10.48 First  Amendment  to Net  Lease  Agreement  dated
      December 28, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to
      Exhibit 10.72 of Form 10-KSB filed on March 15, 1999).

10.49 First  Amendment  to Net  Lease  Agreement  dated
      January 27, 1999 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corp. relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.73 of Form 10-KSB filed on March 15, 1999).

10.50 Purchase  Agreement  dated  February  23,   1999
      between the Partnership and the Linda L. Landes Family Trust relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.74 of Form 10-KSB filed on March 15, 1999).

10.51 Purchase  Agreement  dated  February  24,   1999
      between the Partnership and the Sherrill L. Hossom Family Trust relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.75 of Form 10-KSB filed on March 15, 1999).

10.52 Purchase  Agreement  dated  February  27,   1999
      between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Terry Harsha, Sr. and Janet Sue Harsha relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.76 of Form 10-KSB filed on March 15, 1999).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

         A. Exhibits -
                           Description

10.53 Purchase Agreement dated April 27,  2000  between
      the Partnership and Paul D'Alto, Trustee relating to the property at 10401 Highway 441, Belleview, Florida (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 5, 2000).

10.54 Development Financing Agreement  dated  June  30,
      2000 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 2, 2000).

10.55 Net Lease Agreement dated June 30, 2000 between the Partnership, AEI Net Lease Income & Growth Fund XIX
      Limited  Partnership, AEI Income & Growth Fund 23  LLC,  AEI
      Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to
      Exhibit 10.2 of Form 10-QSB filed on August 2, 2000).

10.56 Asset Purchase Agreement dated September 18,  2000
      between the Partnership, AEI Real Estate Fund XVI Limited Partnership and Southern River Restaurants LLC relating to the property at 850 I-10 Service Road, Slidell, Louisiana (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 7, 2000).

10.57 Purchase Agreement dated March 5, 2000 between the Partnership and Mark W. Wright, Trustee relating to the property at 54 South Expressway, Brownsville, Texas.

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

                            AEI REAL ESTATE FUND XVIII
                            Limited Partnership
                            By: AEI Fund Management  XVIII, Inc.
                                Its Managing General Partner


March 9, 2001               By:/s/ Robert P. Johnson
                                   Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                  Title                          Date


/s/ Robert P. Johnson   President (Principal Executive Officer)  March 9, 2001
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer      March 9, 2001
    Mark E. Larson      and Chief Financial Officer
                         (Principal Accounting Officer)