Form 10QSB
period 2001-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2001-05-15
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of March 31, 2001 and December 31, 2000

        Statements for the Periods ended March 31, 2001 and 2000:

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

                          BALANCE SHEET

              MARCH 31, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                     2001           2000
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   928,818    $ 1,026,027
  Receivables                                         17,822         19,619
                                                  -----------    -----------
      Total Current Assets                           946,640      1,045,646
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,104,935      5,104,580
  Buildings and Equipment                          9,812,122      9,812,122
  Construction in Progress                           254,154        174,229
  Accumulated Depreciation                        (2,517,717)    (2,435,065)
                                                  -----------    -----------
                                                  12,653,494     12,655,866
  Real Estate Held for Sale                          444,695        444,695
                                                  -----------    -----------
      Net Investments in Real Estate              13,098,189     13,100,561
                                                  -----------    -----------
           Total  Assets                         $14,044,829    $14,146,207
                                                  ===========    ===========

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    27,387    $    31,767
  Distributions Payable                              367,756        368,669
  Unearned Rent                                       85,735         13,274
                                                  -----------    -----------
      Total Current Liabilities                      480,878        413,710
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (59,825)       (58,139)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Units issued;
   20,111 and 20,222 Units outstanding in 2001
   and 2000, respectively                         13,623,776     13,790,636
                                                  -----------    -----------
     Total Partners' Capital                      13,563,951     13,732,497
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $14,044,829    $14,146,207
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     2001           2000

INCOME:
   Rent                                          $   462,909    $   483,095
   Investment Income                                  18,164          8,917
                                                  -----------    -----------
        Total Income                                 481,073        492,012
                                                  -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates            70,317         64,507
   Partnership Administration and Property
      Management - Unrelated Parties                  17,284         11,927
   Depreciation                                       82,652         95,850
                                                  -----------    -----------
        Total Expenses                               170,253        172,284
                                                  -----------    -----------

NET INCOME                                       $   310,820    $   319,728
                                                  ===========    ===========

NET INCOME ALLOCATED:
   General Partners                              $     3,108    $     3,197
   Limited Partners                                  307,712        316,531
                                                  -----------    -----------
                                                 $   310,820    $   319,728
                                                  ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (20,111 and 20,625 weighted average Units
  outstanding in 2001 and 2000, respectively)    $     15.30    $     15.35
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                   $   310,820    $   319,728

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     82,652         95,850
     (Increase) Decrease in Receivables                1,797         (2,574)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (4,380)        32,748
     Increase in Unearned Rent                        72,461         85,464
                                                  -----------    -----------
        Total Adjustments                            152,530        211,488
                                                  -----------    -----------
        Net Cash Provided By
        Operating Activities                         463,350        531,216
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (80,280)             0
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         (913)        26,311
   Distributions to Partners                        (379,463)      (380,344)
   Redemption Payments                               (99,903)             0
                                                  -----------    -----------
        Net Cash Used For
        Financing Activities                        (480,279)      (354,033)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (97,209)       177,183

CASH AND CASH EQUIVALENTS, beginning of period     1,026,027        673,082
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $   928,818    $   850,265
                                                  ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                   Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(53,696)  $14,230,457   $14,176,761    20,625.48

  Distributions               (3,804)     (376,540)     (380,344)

  Net Income                   3,197       316,531       319,728
                             --------   -----------   -----------  -----------
BALANCE, March 31, 2000     $(54,303)  $14,170,448   $14,116,145    20,625.48
                             ========   ===========   ===========  ===========


BALANCE, December 31, 2000  $(58,139)  $13,790,636   $13,732,497    20,221.57

  Distributions               (3,795)     (375,668)     (379,463)

  Redemption Payments           (999)      (98,904)      (99,903)     (110.87)

  Net Income                   3,108       307,712       310,820
                             --------   -----------   -----------  -----------
BALANCE, March 31, 2001     $(59,825)  $13,623,776   $13,563,951    20,110.70
                             ========   ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provided for the Lease to be assumed by GCR and assigned to another operator who purchased the Partnership's share of the property. The reorganization plan also provided for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $355,151, which resulted in a net gain of $118,740. At the time of sale, the cost and related accumulated depreciation was $280,019 and $43,608, respectively.

     In November 2000, the Lease on the Taco Fiesta in Brownsville, Texas expired and was not renewed by the tenant. The restaurant was closed and listed for sale. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property. At December 31, 2000, the property was reclassified on the balance sheet to Real Estate Held for Sale. In March 2001, the Partnership entered into an agreement to sell the property to an unrelated third party. The net sale proceeds will be approximately $460,000, which will result in a net gain of approximately $15,000.

     During the three months ended March 31, 2001, the Partnership distributed $85,893 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.23 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

     On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $370,479. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Effective November 26, 2000, the annual rent was increased to $37,627. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the Partnership had advanced $254,154 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $919,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $89,600. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2001 and 2000, the Partnership recognized rental income of $462,909 and $483,095, respectively. During the same periods, the Partnership earned investment income of $18,164 and $8,917, respectively. In 2001, rental income decreased mainly as a result of the property sales discussed below. This decrease in rental income was partially offset by rent received from one property acquisition in 2000 and rent increases on twelve properties. In 2001, additional investment income was earned on the net proceeds from property sales.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provided for the Lease to be assumed by GCR and assigned to another operator who purchased the Partnership's share of the property. The reorganization plan also provided for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $355,151, which resulted in a net gain of $118,740. At the time of sale, the cost and related accumulated depreciation was $280,019 and $43,608, respectively.

        In November 2000, the Lease on the Taco Fiesta in Brownsville, Texas expired and was not renewed by the tenant. The restaurant was closed and listed for sale. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property. At December 31, 2000, the property was reclassified on the balance sheet to Real Estate Held for Sale. In March 2001, the Partnership entered into an agreement to sell the property to an unrelated third party. The net sale proceeds will be approximately $460,000, which will result in a net gain of approximately $15,000.

       During the three months ended March 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $70,317 and $64,507, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,284 and $11,927, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of March 31, 2001, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2001, the Partnership's cash balances decreased $97,209 mainly as a result of cash used to purchase property. Net cash provided by operating activities decreased from $531,216 in 2000 to $463,350 in 2001 as a result of a decrease in income and an increase in Partnership administration expenses in 2001, and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2001, the Partnership expended $80,280 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        In April, 2000, the Partnership entered into an Agreement to sell the Pasta Fair restaurant in Belleview, Florida to an affiliate of the lessee. On May 10, 2000, the sale closed with the Partnership receiving net sale proceeds of $730,550, which resulted in a net gain of $26,670. At the time of sale, the cost and related accumulated depreciation was $932,862 and $228,982, respectively.

        During the three months ended March 31, 2001, the Partnership distributed $85,893 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.23 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $370,479. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Effective November 26, 2000, the annual rent was increased to $37,627. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the Partnership had advanced $254,154 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $919,200. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $89,600. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX
Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

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

        On January 1, 2001, ten Limited Partners redeemed a total of 110.87 Partnership Units for $98,904 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 167 Limited Partners redeemed 2,561.23 Partnership Units for $2,070,702 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


Dated:  May 10, 2001          AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI  Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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