Form 10QSB
period 2001-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2001-08-14
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of June 30, 2001 and December 31, 2000

        Statements for the Periods ended June 30, 2001 and 2000:

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

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                    2001           2000
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,175,899     $ 1,026,027
  Receivables                                        20,066          19,619
                                                 -----------     -----------
      Total Current Assets                        1,195,965       1,045,646
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            5,094,723       5,104,580
  Buildings and Equipment                         9,792,866       9,812,122
  Construction in Progress                          446,570         174,229
  Accumulated Depreciation                       (2,596,287)     (2,435,065)
                                                 -----------     -----------
                                                 12,737,872      12,655,866
  Real Estate Held for Sale                               0         444,695
                                                 -----------     -----------
      Net Investments in Real Estate             12,737,872      13,100,561
                                                 -----------     -----------
           Total  Assets                        $13,933,837     $14,146,207
                                                 ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    60,038     $    31,767
  Distributions Payable                             367,721         368,669
  Unearned Rent                                      25,236          13,274
                                                 -----------     -----------
      Total Current Liabilities                     452,995         413,710
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (40,655)        (58,139)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Units issued;
   20,045 and 20,222 Units outstanding in 2001
   and 2000, respectively                        13,521,497      13,790,636
                                                 -----------     ----------
      Total Partners' Capital                    13,480,842      13,732,497
                                                 -----------     ----------
        Total Liabilities and Partners' Capital $13,933,837     $14,146,207
                                                 ===========     ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                 Three Months Ended       Six Months Ended
                                6/30/01       6/30/00    6/30/01     6/30/00

INCOME:
   Rent                        $ 465,574    $ 465,465   $ 928,483  $ 948,560
   Investment Income              21,925       13,121      40,089     22,038
                                ---------    ---------   ---------  ---------
        Total Income             487,499      478,586     968,572    970,598
                                ---------    ---------   ---------  ---------

EXPENSES:
   Partnership Administration -
     Affiliates                   72,961       63,330     143,278    127,837
   Partnership Administration
     and Property Management -
     Unrelated Parties             7,780        3,155      25,064     15,083
   Depreciation                   81,848       93,013     164,500    188,862
                                ---------    ---------   ---------  ---------
        Total Expenses           162,589      159,498     332,842    331,782
                                ---------    ---------   ---------  ---------

OPERATING INCOME                 324,910      319,088     635,730    638,816

GAIN ON SALE OF REAL ESTATE       31,038       26,670      31,038     26,670
                                ---------    ---------   ---------  ---------
NET INCOME                     $ 355,948    $ 345,758   $ 666,768  $ 665,486
                                =========    =========   =========  =========

NET INCOME ALLOCATED:
   General Partners            $  23,560    $   3,457   $  26,668  $   6,654
   Limited Partners              332,388      342,301     640,100    658,832
                                ---------    ---------   ---------  ---------
                               $ 355,948    $ 345,758   $ 666,768  $ 665,486
                                =========    =========   =========  =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (20,045, 20,376, 20,078 and 20,501
 weighted average Units outstanding
 for the periods, respectively)$   16.58    $   16.80   $   31.88  $   32.14
                                =========    =========   =========  =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   666,768    $   665,486

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      164,500        188,862
     Gain on Sale of Real Estate                       (31,038)       (26,670)
     (Increase) Decrease in Receivables                   (447)         6,886
     Increase in Payable to
        AEI Fund Management, Inc.                       28,271         27,917
     Increase in Unearned Rent                          11,962         68,116
                                                    -----------    -----------
        Total Adjustments                              173,248        265,111
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           840,016        930,597
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (272,874)      (390,944)
   Proceeds from Sale of Real Estate                   502,101        730,550
                                                    -----------    -----------
        Net Cash Provided By
        Investing Activities                           229,227        339,606
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable           (948)        26,784
   Distributions to Partners                          (758,928)      (760,692)
   Redemption Payments                                (159,495)      (219,593)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (919,371)      (953,501)
                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              149,872        316,702

CASH AND CASH EQUIVALENTS, beginning of period       1,026,027        673,082
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,175,899    $   989,784
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(53,696)  $14,230,457   $14,176,761    20,625.48

  Distributions               (7,607)     (753,085)     (760,692)

  Redemption Payments         (2,196)     (217,397)     (219,593)     (249.25)

  Net Income                   6,654       658,832       665,486
                             ---------  -----------   -----------  -----------
BALANCE, June 30, 2000      $(56,845)  $13,918,807   $13,861,962    20,376.23
                             =========  ===========   ===========  ===========


BALANCE, December 31, 2000  $(58,139)  $13,790,636   $13,732,497    20,221.57

  Distributions               (7,589)     (751,339)     (758,928)

  Redemption Payments         (1,595)     (157,900)     (159,495)     (176.87)

  Net Income                  26,668       640,100       666,768
                             ---------  -----------   -----------  -----------
BALANCE, June 30, 2001      $(40,655)  $13,521,497   $13,480,842    20,044.70
                             =========  ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

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

                          JUNE 30, 2001
                           (Continued)

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

                          JUNE 30, 2001
                           (Continued)

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

     In November 2000, the Lease on the Taco Fiesta in Brownsville, Texas expired and was not renewed by the tenant. The restaurant was closed and listed for sale. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. At December 31, 2000, the property was reclassified on the balance sheet to Real Estate Held for Sale. In March 2001, the Partnership
     entered into an agreement to sell the property to an unrelated third party. On June 7, 2001, the sale closed with the Partnership receiving net sale proceeds of $463,323, which resulted in a net gain of $18,628. At the time of sale, the cost and related accumulated depreciation was $560,338 and $115,643.

     On May 24, 2001, the Partnership sold 1.1556% of the Champps Americana restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $38,778, which resulted in a net gain of $12,410. At the time of sale, the cost and related accumulated depreciation of the interest sold was $29,646 and $3,278, respectively.

     During the six months ended June 30, 2001, the Partnership distributed $118,192 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.83 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $370,479. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Effective November 26, 2000, the annual rent was increased to $37,627. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2001, the Partnership had advanced $446,570 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $88,735. The Partnership's share of the total acquisition costs, including the cost of the land, was approximately $910,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2001 and 2000, the Partnership recognized rental income of $928,483 and $948,560, respectively. During the same periods, the Partnership earned investment income of $40,089 and $22,038, respectively. In 2001, rental income decreased mainly as a result of the property sales discussed below. This decrease in rental income was partially offset by rent received from one property acquisition in 2000 and rent increases on twelve properties. In 2001, additional investment income was earned on the net proceeds from property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In November 2000, the Lease on the Taco Fiesta in Brownsville, Texas expired and was not renewed by the tenant. The restaurant was closed and listed for sale. While the property was vacant, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. At December 31, 2000, the property was reclassified on the balance sheet to Real Estate Held for Sale. In March 2001, the Partnership entered into an agreement to sell the property to an unrelated third party. On June 7, 2001, the sale closed with the Partnership receiving net sale proceeds of $463,323, which resulted in a net gain of $18,628. At the time of sale, the cost and related accumulated depreciation was $560,338 and $115,643.

        During the six months ended June 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $143,278 and $127,837, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,064 and $15,083, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2001, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2001, the Partnership's cash balances increased $149,872 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $930,597 in 2000 to $840,016 in 2001 as a result of a decrease in income and an increase in Partnership administration expenses in 2001, and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $502,101 and $730,550, respectively. During the same periods, the Partnership expended $272,874 and $390,944, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On May 24, 2001, the Partnership sold 1.1556% of the Champps Americana restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $38,778, which resulted in a net gain of $12,410. At the time of sale, the cost and related accumulated depreciation of the interest sold was $29,646 and $3,278, respectively.

       During the six months ended June 30, 2001, the Partnership distributed $118,192 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.83 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

       On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $370,479. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Effective November 26, 2000, the annual rent was increased to $37,627. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2001, the Partnership had advanced $446,570 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $88,735. The Partnership's share of the total acquisition costs, including the cost of the land, was approximately $910,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

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

        On January 1, 2001, ten Limited Partners redeemed a total of 110.87 Partnership Units for $98,904 in accordance with the Partnership Agreement. On April 1, 2001, seven Limited Partners redeemed a total of 66.0 Partnership Units for $58,996. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 167 Limited Partners redeemed 2,561.23 Partnership Units for $2,070,702 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.


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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                             Description

        10.1 Purchase Agreement dated May 17, 2001 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Walter L. Schrock relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio.

        10.2 Property Co-Tenancy Agreement dated May 24, 2001 between the Partnership and Walter L. Schrock relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio.

        10.3 First Amendment to Net Lease Agreement dated July 11, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia.

        b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 2001        AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI  Fund Management XVIII, Inc.
                              Its: Managing General Partner



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