Form 10QSB
period 2001-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2001-11-05
CIK 840459

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2001

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


                              INDEX




PART I.Financial Information

Item 1. Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Periods ended September 30, 2001 and 2000:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                   2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,138,923    $ 1,026,027
  Receivables                                          315         19,619
                                                -----------    -----------
      Total Current Assets                       1,139,238      1,045,646
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           5,095,552      5,104,580
  Buildings and Equipment                       10,303,310      9,812,122
  Construction in Progress                               0        174,229
  Accumulated Depreciation                      (2,679,778)    (2,435,065)
                                                -----------    -----------
                                                12,719,084     12,655,866
  Real Estate Held for Sale                              0        444,695
                                                -----------    -----------
      Net Investments in Real Estate            12,719,084     13,100,561
                                                -----------    -----------
           Total  Assets                       $13,858,322    $14,146,207
                                                ===========    ===========



                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    87,993    $    31,767
  Distributions Payable                            365,703        368,669
  Unearned Rent                                     24,308         13,274
                                                -----------    -----------
      Total Current Liabilities                    478,004        413,710
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (20,660)       (58,139)
  Limited Partners, $1,000 Unit Value;
    30,000 Units authorized; 22,783 Units issued;
    20,011 and 20,222 Units outstanding in 2001
    and 2000, respectively                      13,400,978     13,790,636
                                                -----------    -----------
      Total Partners' Capital                   13,380,318     13,732,497
                                                -----------    -----------
       Total Liabilities and Partners' Capital $13,858,322    $14,146,207
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended     Nine Months Ended
                             9/30/01      9/30/00     9/30/01     9/30/00

INCOME:
   Rent                     $ 473,024   $ 472,751    $1,401,507   $1,421,311
   Investment Income           10,060      12,647        50,149       34,685
                             ---------   ---------    ----------   ----------
        Total Income          483,084     485,398     1,451,656    1,455,996
                             ---------   ---------    ----------   ----------

EXPENSES:
   Partnership Administration -
     Affiliates                85,477      70,935       228,755      198,772
   Partnership Administration
     and Property Management -
     Unrelated Parties          9,488       8,983        34,552       24,066
   Depreciation                84,257      89,019       248,757      277,881
                             ---------   ---------    ----------   ----------
        Total Expenses        179,222     168,937       512,064      500,719
                             ---------   ---------    ----------   ----------

OPERATING INCOME              303,862     316,461       939,592      955,277

GAIN ON SALE OF REAL ESTATE     3,335           0        34,373       26,670
                             ---------   ---------    ----------   ----------
NET INCOME                  $ 307,197   $ 316,461    $  973,965   $  981,947
                             =========   =========    ==========   ==========

NET INCOME ALLOCATED:
   General Partners         $  24,072   $   3,165    $   50,740   $    9,819
   Limited Partners           283,125     313,296       923,225      972,128
                             ---------   ---------    ----------   ----------
                            $ 307,197   $ 316,461    $  973,965   $  981,947
                             =========   =========    ==========   ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (20,011, 20,317, 20,092
  and 20,440 weighted average
  Units outstanding for the
  periods, respectively)    $   14.15   $   15.42    $    45.95   $    47.56
                             =========   =========    ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                    $   973,965   $   981,947

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      248,757       277,881
     Gain on Sale of Real Estate                       (34,373)      (26,670)
     (Increase) Decrease in Receivables                 19,304        (7,977)
     Increase in Payable to
        AEI Fund Management, Inc.                       56,226        32,135
     Increase in Unearned Rent                          11,034        46,517
                                                    -----------   -----------
        Total Adjustments                              300,948       321,886
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                         1,274,913     1,303,833
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (350,796)     (390,457)
   Proceeds from Sale of Real Estate                   517,889       730,550
                                                    -----------   -----------
        Net Cash Provided By
        Investing Activities                           167,093       340,093
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable        (2,966)       26,751
    Distributions to Partners                       (1,136,332)   (1,141,041)
    Redemption Payments                               (189,812)     (272,029)
                                                    -----------   -----------
        Net Cash Used For
          Financing Activities                      (1,329,110)   (1,386,319)
                                                    -----------   -----------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                                   112,896       257,607

CASH AND CASH EQUIVALENTS, beginning of period       1,026,027       673,082
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,138,923   $   930,689
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999   $(53,696)  $14,230,457  $14,176,761    20,625.48

  Distributions               (11,410)   (1,129,631)  (1,141,041)

  Redemption Payments          (2,720)     (269,309)    (272,029)     (308.25)

  Net Income                    9,819       972,128      981,947
                              ---------  -----------  -----------  -----------
BALANCE, September 30, 2000  $(58,007)  $13,803,645  $13,745,638    20,317.23
                              =========  ===========  ===========  ===========


BALANCE, December 31, 2000   $(58,139)  $13,790,636  $13,732,497    20,221.57

  Distributions               (11,363)   (1,124,969)  (1,136,332)

  Redemption Payments          (1,898)     (187,914)    (189,812)     (210.37)

  Net Income                   50,740       923,225      973,965
                              ---------  -----------  -----------  -----------
BALANCE, September 30, 2001  $(20,660)  $13,400,978  $13,380,318    20,011.20
                              =========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

     On August 17, 2001, the Partnership sold 1.0366% of the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. The Partnership received net sale proceeds of $15,788, which resulted in a net gain of $3,335. At the time of sale, the cost and related accumulated depreciation of the interest sold was $13,219 and $766, respectively.

     During the nine months ended September 30, 2001, the Partnership distributed $137,796 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $6.80 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $385,920. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Effective November 26, 2000, the annual rent was increased to $37,627. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $88,735. The Partnership's share of the total acquisition costs, including the cost of the land, was $895,503. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2001 and 2000, the Partnership recognized rental income of $1,401,507 and
$1,421,311, respectively. During the same periods, the Partnership earned investment income of $50,149 and $34,685, respectively. In 2001, rental income decreased mainly as a result of the property sales discussed below. This decrease in rental income was partially offset by rent received from one property acquisition in 2000 and rent increases on twelve properties. In 2001, additional investment income was earned on the net proceeds from property sales.

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

        During the nine months ended September 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $228,755 and $198,772, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $34,552 and $24,066, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2001, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2001, the Partnership's cash balances increased $112,896 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $1,303,833 in 2000 to $1,274,913 in 2001 as a result of a decrease in income and an increase in Partnership administration expenses in 2001, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $517,889 and $730,550, respectively. During the same periods, the Partnership expended $350,796 and $390,457, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On August 17, 2001, the Partnership sold 1.0366% of the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. The Partnership received net sale proceeds of $15,788, which resulted in a net gain of $3,335. At the time of sale, the cost and related accumulated depreciation of the interest sold was $13,219 and $766, respectively.

        During the nine months ended September 30, 2001, the Partnership distributed $137,796 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $6.80 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

       On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $385,920. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Effective November 26, 2000, the annual rent was increased to $37,627. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $88,735. The Partnership's share of the total acquisition costs, including the cost of the land, was $895,503. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On January 1, 2001, ten Limited Partners redeemed a total of 110.87 Partnership Units for $98,904 in accordance with the Partnership Agreement. On April 1, 2001, seven Limited Partners redeemed a total of 66.0 Partnership Units for $58,996. On July 1, 2001, six Limited Partners redeemed a total of 33.5 Partnership Units for $30,014. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 167 Limited Partners redeemed 2,561.23 Partnership Units for $2,070,702 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


Dated:  October 23, 2001      AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)