Form 10KSB
period 2001-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2002-03-29
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2001 were $1,909,902.

As of February 28, 2002, there were 19,844.85 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,844,850.

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

Major Tenants

        During 2001, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 73% of total rental revenue in 2001. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2002 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the aggregate purchase price of all Partnership properties.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2001.


                               Total Property               Annual    Annual
                     Purchase    Acquisition                Lease     Rent Per
Property               Date        Costs      Lessee        Payment   Sq. Ft.

Children's World                              ARAMARK
Daycare Center                              Educational
 Phoenix, AZ          9/29/89  $  883,486  Resources, Inc.  $ 123,593  $16.35

Children's World                              ARAMARK
Daycare Center                              Educational
 Blue Springs, MO     6/27/90  $  791,271  Resources, Inc.  $ 105,684  $13.21

Children's World                              ARAMARK
Daycare Center                              Educational
 Lenexa, KS           9/13/90  $  983,527  Resources, Inc.  $ 132,097  $16.48

Taco Cabana Restaurant                      Texas Taco
 San Antonio, TX     12/29/90  $1,406,426   Cabana L.P.     $ 223,440  $81.61

Cheddar's Restaurant                         Heartland
 Clive, IA            1/22/91  $1,392,248  Restaurant Corp. $ 237,220  $32.95

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)


                               Total Property               Annual    Annual
                     Purchase    Acquisition                Lease     Rent Per
Property               Date        Costs      Lessee        Payment   Sq. Ft.

Children's World                              ARAMARK
Daycare Center                              Educational
 Westerville, OH      6/21/91  $  990,261  Resources, Inc.  $ 130,743  $16.38

Taco Cabana Restaurant
 San Antonio, TX                            Texas Taco
 (9.3699%)            7/19/91  $  107,933   Cabana L.P.     $  17,538  $41.83

Applebee's Restaurant                        Concord
 Destin, FL                                Neighborhood
 (5.8291%)            11/1/91  $   65,215  Corporation      $   9,699  $34.58

Children's World                              ARAMARK
Daycare Center                              Educational
 Columbus, OH         8/10/92  $1,019,202  Resources, Inc.  $ 124,260  $14.07

Rally's Restaurant                          Red Line San
 San Antonio, TX      12/7/92  $  308,997 Antonio One, LTD  $  15,000  $25.86

Tractor Supply Company Store
 Bristol, VA                                Tractor Supply
 (7.5158%)            4/10/96  $   96,765   Company, Inc.   $  11,135  $ 7.90

Champps Americana
 Restaurant                                    Champps
 Columbus, OH                                 Operating
 (5.0132%)            8/29/96  $  128,611    Corporation    $  15,016  $36.66

Fuddruckers Restaurant
 Thornton, CO         7/30/97  $1,405,771 Fuddruckers, Inc. $ 159,293  $32.01

Champps Americana
 Restaurant                                    Champps
 Troy, MI                                     Operating
 (23.95%)              9/3/98  $1,192,496    Corporation    $ 131,617  $49.56

Tumbleweed Restaurant
 Chillicothe, OH                             Tumbleweed,
 (43.9634%)          11/20/98  $  560,613        Inc.       $  59,421  $24.65

Tumbleweed Restaurant
 Columbus, OH                                Tumbleweed,
 (40.0%)             12/28/98  $  554,269        Inc.       $  57,639  $26.28

Old Country Buffet
 Restaurant                                     OCB
 North Lake, IL      12/29/98  $1,350,804   Restaurant Co.  $ 130,000  $14.46


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)



                               Total Property               Annual    Annual
                     Purchase    Acquisition                Lease     Rent Per
Property               Date        Costs      Lessee        Payment   Sq. Ft.

Champps Americana
 Restaurant                                    Champps
 Centerville, OH                              Operating
 (38.0%)              1/27/99  $1,502,252    Corporation    $ 154,075  $43.28

Razzoo's Restaurant
 Alpharetta, GA
 (24.0%)              7/11/01  $  895,503    Razzoo's, Inc. $  88,735  $45.67


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Champps Americana restaurant in Troy, Michigan are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by AEI Net Lease Income &Growth Fund XIX Limited Partnership and an unrelated third party. The remaining interest in the Tumbleweed restaurant in Columbus, Ohio is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Razzoo's restaurant are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Taco Cabana restaurant in San Antonio, Texas, the Applebee's restaurant in Destin, Florida, the Tractor Supply Company store, and the Champps Americana restaurant in Columbus, Ohio are owned by unrelated third parties.

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

        The initial Lease terms are for 20 years, except for the Taco Cabana, Rally's, Razzoo's, and Tumbleweed restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company store, which has a Lease term of 14 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Fuddruckers and Rally's restaurants, which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant, which has renewal options that may extend the Lease term an additional 20 years.

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

       During the last five years, or since the date of purchase, if purchased after December 31, 1996, all properties listed above were 100% occupied.


ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2001, there were 1,479 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 2001, thirty-four Limited Partners redeemed a total of 371.72 Partnership Units for $333,745 in accordance with the Partnership Agreement. In prior years, a total of 167 Limited Partners redeemed 2,561.48 Partnership Units for $2,070,702. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $18,505 and $18,788 were made to the General Partners and $1,498,249 and $1,506,165 were made to the Limited Partners in 2001 and 2000, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.  (Continued)

        As part of the Limited Partner distributions discussed above, the Partnership distributed $247,242 and $49,589 of proceeds from property sales in 2001 and 2000, respectively. The distributions reduced the Limited Partnership's Adjusted Capital Contribution.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2001 and 2000, the Partnership recognized rental income of $1,855,776 and
$1,885,816, respectively. During the same periods, the Partnership earned investment income of $54,126 and $51,091, respectively. In 2001, rental income decreased mainly as a result of the property sales discussed below. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2000 and rent increases on twelve properties.

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

        During the years ended December 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $272,891 and $245,707, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $36,251 and $37,484, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2001, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Partnership to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

        During 2001, the Partnership's cash balances decreased $87,329 as a result of cash used to purchase property and the Partnership distributed more cash to the Partners than it generated from operating activities, which were partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $1,663,608 in 2000 to $1,599,480 in 2001 as a result of a decrease in income and an increase in Partnership administration expenses in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $517,889 and $1,085,701, respectively. During the same periods, the Partnership expended $350,796 and $544,302, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       During 2001 and 2000, the Partnership distributed $249,739 and $50,089 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $12.38 and $2.45 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

       During 2001, thirty-four Limited Partners redeemed a total of 371.72 Partnership Units for $333,745 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 167 Limited Partners redeemed 2,561.48 Partnership Units for $2,070,702 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Years Ended December 31, 2001 and 2000:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund XVIII Limited Partnership (a Minnesota limited partnership) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                             /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 23, 2002                   Certified Public Accountants

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                   2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                   $   938,698     $ 1,026,027
  Receivables                                           0          19,619
                                               -----------     -----------
      Total Current Assets                        938,698       1,045,646
                                               -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          5,095,552       5,104,580
  Buildings and Equipment                      10,303,310       9,812,122
  Construction in Progress                              0         174,229
  Accumulated Depreciation                     (2,764,686)     (2,435,065)
                                               -----------     -----------
                                               12,634,176      12,655,866
  Real Estate Held for Sale                             0         444,695
                                               -----------     -----------
      Net Investments in Real Estate           12,634,176      13,100,561
                                               -----------     -----------
           Total  Assets                      $13,572,874     $14,146,207
                                               ===========     ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    24,142     $    31,767
  Distributions Payable                           365,266         368,669
  Unearned Rent                                         0          13,274
                                               -----------     -----------
      Total Current Liabilities                   389,408         413,710
                                               -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      0         (58,139)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   19,850 and 20,222 Units outstanding in
   2001 and 2000, respectively                 13,183,466      13,790,636
                                               -----------     -----------
    Total Partners' Capital                    13,183,466      13,732,497
                                               -----------     -----------
      Total Liabilities and Partners' Capital $13,572,874     $14,146,207
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                    2001           2000

INCOME:
  Rent                                          $ 1,855,776    $ 1,885,816
  Investment Income                                  54,126         51,091
                                                 -----------    -----------
      Total Income                                1,909,902      1,936,907
                                                 -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates           272,891        245,707
  Partnership Administration and Property
     Management - Unrelated Parties                  36,251         37,484
  Depreciation                                      333,665        364,643
                                                 -----------    -----------
      Total Expenses                                642,807        647,834
                                                 -----------    -----------

OPERATING INCOME                                  1,267,095      1,289,073

GAIN ON SALE OF REAL ESTATE                          34,373        145,410
                                                 -----------    -----------
NET INCOME                                      $ 1,301,468    $ 1,434,483
                                                 ===========    ===========

NET INCOME ALLOCATED:
  General Partners                              $    76,644    $    14,345
  Limited Partners                                1,224,824      1,420,138
                                                 -----------    -----------
                                                $ 1,301,468    $ 1,434,483
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(20,004 and 20,385 weighted average Units
outstanding in 2001 and 2000, respectively)     $     61.23    $     69.67
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 3l


                                                   2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $ 1,301,468     $ 1,434,483

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                  333,665         364,643
     Gain on Sale of Real Estate                   (34,373)       (145,410)
     Decrease in Receivables                        19,619             233
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (7,625)         26,251
     Decrease in Security Deposit                        0         (12,500)
     Decrease in Unearned Rent                     (13,274)         (4,092)
                                                -----------     -----------
       Total Adjustments                           298,012         229,125
                                                -----------     -----------
       Net Cash Provided By
           Operating Activities                  1,599,480       1,663,608
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (350,796)       (544,302)
  Proceeds from Sale of Real Estate                517,889       1,085,701
                                                -----------     -----------
       Net Cash Provided By
           Investing Activities                    167,093         541,399
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable    (3,403)         26,685
    Distributions to Partners                   (1,513,383)     (1,521,379)
    Redemption Payments                           (337,116)       (357,368)
                                                -----------     -----------
       Net Cash Used For
         Financing Activities                   (1,853,902)     (1,852,062)
                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           (87,329)        352,945

CASH AND CASH EQUIVALENTS, beginning of period   1,026,027         673,082
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, end of period       $   938,698     $ 1,026,027
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 3l


                                                                  Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 1999  $(53,696)  $14,230,457  $14,176,761    20,625.48

  Distributions              (15,214)   (1,506,165)  (1,521,379)

  Redemption Payments         (3,574)     (353,794)    (357,368)     (403.91)

  Net Income                  14,345     1,420,138    1,434,483
                             --------   -----------  -----------  -----------
BALANCE, December 31, 2000   (58,139)   13,790,636   13,732,497    20,221.57

  Distributions              (15,134)   (1,498,249)  (1,513,383)

  Redemption Payments         (3,371)     (333,745)    (337,116)     (371.72)

  Net Income                  76,644     1,224,824    1,301,468
                             --------   -----------  -----------  -----------
BALANCE, December 31, 2001  $      0   $13,183,466  $13,183,466    19,849.85
                             ========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000


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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

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

                   DECEMBER 31, 2001 AND 2000

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

     Newly Issued Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Partnership in the year ended December 31, 2003. SFAS 144 will be applicable to the Partnership in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions -

     The  Partnership  owns  a  5.0132%  interest  in  a  Champps
     Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by unrelated third parties. AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, owned a 67.8% interest in this property until the interest was sold to unrelated third parties in a series of transactions with the last sale occurring in May, 2001. The Partnership owns a 23.95%
     interest in a Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 43.9634% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and
     unrelated third parties. The Individual General Partner owned a 15.0% interest in this property until the interest was sold to an unrelated third party in August, 2001. The Partnership owns a 40.0% interest in a Tumbleweed restaurant in Columbus, Ohio. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owns a 38.0% interest in a Champps Americana restaurant in Centerville, Ohio. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.
     The Partnership owns a 24% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owned a 27% interest in an Applebee's restaurant in Slidell, Louisiana. The remaining interest in this property was owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                 2001         2000
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 272,891    $ 245,707
                                                ========     ========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                 2001          2000
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  36,251    $  37,484
                                                ========     ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $783 and $21,303
  for 2001 and 2000, respectively.             $     840    $ (15,847)
                                                ========     ========

d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $   2,086    $       0
                                                ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years, except for the Taco Cabana, Rally's, Razzoo's and Tumbleweed restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company store, which has a Lease term of 14 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Fuddruckers and Rally's restaurants, which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant, which has renewal options that may extend the Lease term an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The Children's World in Phoenix, Arizona was constructed in 1988 and acquired in 1989. One of the Taco Cabana restaurants in San Antonio, Texas was constructed in 1984, renovated in 1991 and acquired by the Partnership after the renovation. The Rally's restaurant and the
     Children's World in Columbus, Ohio were constructed and acquired in 1992. The Tractor Supply Company store and Champps Americana restaurant in Columbus, Ohio were constructed and acquired in 1996. The Fuddruckers restaurant was constructed and acquired in 1997. The Champps Americana in Troy, Michigan, the Old Country Buffet, and the Tumbleweed restaurants were constructed and acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. The remaining properties were constructed and acquired in either 1990 or 1991. There have been no costs capitalized as improvements subsequent to the acquisitions.

     For those properties in the table below which do not have land costs, the lessee has entered into land leases with unrelated third parties. The cost of the properties not held for sale and related accumulated depreciation at December 31, 2001 are as follows:

                                         Buildings and            Accumulated
Property                         Land      Equipment     Total    Depreciation

Children's World,
 Phoenix, AZ                $  259,467  $   624,019   $   883,486  $  284,565
Children's World,
 Blue Springs, MO              162,290      628,981       791,271     265,068
Children's World,
 Lenexa, KS                    185,788      797,739       983,527     327,738
Taco Cabana, San Antonio, TX   871,844      534,582     1,406,426     215,065
Cheddar's, Clive, IA           379,249    1,012,999     1,392,248     422,731
Children's World,
 Westerville, OH               157,848      832,413       990,261     320,760
Taco Cabana, San Antonio, TX    61,004       46,929       107,933      16,048
Applebee's, Destin, FL          30,239       34,976        65,215      14,581
Children's World,
 Columbus, OH                  157,569      861,633     1,019,202     296,142
Rally's, San Antonio, TX             0       72,209        72,209      72,209
Tractor Supply Company,
 Bristol, VA                    31,092       65,673        96,765      13,526
Champps Americana,
 Columbus, OH                   43,312       85,299       128,611      16,112
Fuddruckers, Thornton, CO      444,692      961,079     1,405,771     146,995
Champps Americana, Troy, MI    385,295      807,201     1,192,496      93,412
Tumbleweed, Chillicothe, OH    229,387      331,226       560,613      36,907
Tumbleweed, Columbus, OH       216,467      337,802       554,269      35,698



         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

                                         Buildings and            Accumulated
Property                         Land      Equipment     Total    Depreciation

Old Country Buffet,
 Northlake, IL                 342,896    1,007,908     1,350,804     102,191
Champps Americana,
 Centerville, OH               760,269      741,983     1,502,252      76,902
Razzoo's, Alpharetta, GA       376,844      518,659       895,503       8,036
                             ----------  -----------   -----------  ----------
                            $5,095,552  $10,303,310   $15,398,862  $2,764,686
                             ==========  ===========   ===========  ==========


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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     On August 17, 2001, the Partnership sold 1.0366% of the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. The Partnership received net sale proceeds of $15,788, which resulted in a net gain of $3,335. At the time of sale, the cost and related accumulated depreciation of the interest sold was $13,219 and $766, respectively.

     During 2001 and 2000, the Partnership distributed $249,739 and $50,089 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $12.38 and $2.45 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2001 are as follows:

                       2002          $ 1,920,094
                       2003            1,930,810
                       2004            1,955,452
                       2005            1,881,661
                       2006            1,446,150
                       Thereafter     10,998,548
                                      -----------
                                     $20,132,715
                                      ===========

     In 2001 and 2000, the Partnership recognized contingent rents of $-0- and $10,057, respectively.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                2001         2000
        Tenants                   Industry

     ARAMARK Educational
        Resources, Inc.          Child Care   $  585,998   $  594,859
     Champps Americana Group     Restaurant      294,566      295,157
     Texas Taco Cabana L.P.      Restaurant      240,632      232,494
     Heartland Restaurant Corp.  Restaurant      236,460      227,366
                                               ----------   ----------

     Aggregate rent revenue of major tenants  $1,357,656   $1,349,876
                                               ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               73%          72%
                                               ==========   ==========

(6)  Partners' Capital -

     Cash distributions of $18,505 and $18,788 were made to the General Partners and $1,498,249 and $1,506,165 were made to the Limited Partners for the years ended December 31, 2001 and 2000, respectively. The Limited Partners' distributions represent $74.90 and $73.89 per Limited Partnership Unit outstanding using 20,004 and 20,385 weighted average Units in 2001 and 2000, respectively. The distributions represent $44.52 and $52.26 per Unit of Net Income, and $30.38 and $21.63 per Unit of return of contributed capital in 2001 and 2000, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $247,242 and $49,589 of proceeds from property sales in 2001 and 2000, respectively. The distributions reduced the Limited Partnership's Adjusted Capital Contribution.

     Distributions of Net Cash Flow to the General Partners during 2001 and 2000 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(6)  Partners' Capital - (Continued)

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

     During 2001, thirty-four Limited Partners redeemed a total of 371.72 Partnership Units for $333,745 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2000, twenty-six Limited Partners redeemed a total of 403.91 Partnership Units for $353,794. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $1,074.60 per original $1,000 invested.

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               2001          2000
     Net Income for Financial
      Reporting Purposes                    $1,301,468   $1,434,483

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        18,983       33,552

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                       (13,275)      (4,091)

     Gain on Sale of Real Estate for
        Tax Purposes Under Gain for
        Financial Reporting Purposes          (219,324)     (25,322)
                                             -----------  -----------
           Taxable Income to Partners       $1,087,852   $1,438,622
                                             ===========  ===========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                2001            2000

     Partners' Capital for
       Financial  Reporting Purposes         $13,183,466     $13,732,497

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate
      for Financial Reporting Purposes           419,820         620,161

     Income Accrued for Tax Purposes Over
      Income for Financial
      Reporting Purposes                               0          13,275

     Syndication Costs Treated as Reduction
      of Capital for Financial Reporting
      Purposes                                 3,336,442       3,336,442
                                              -----------     -----------
           Partners' Capital for
               Tax  Reporting Purposes       $16,939,728     $17,702,375
                                              ===========     ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                   2001                    2000
                          Carrying       Fair     Carrying      Fair
                           Amount       Value      Amount       Value

     Cash                $      486   $      486  $      591  $      591
     Money Market Funds     938,212      938,212   1,025,436   1,025,436
                          ----------   ----------  ----------  ----------
      Total Cash and
       Cash Equivalents  $  938,698   $  938,698  $1,026,027  $1,026,027
                          ==========   ==========  ==========  ==========


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

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1988, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these position until December, 2002. Mr. Larson has been executive Vice President and Treasurer since the formation of AFM in September, 1988 and Chief Financial Officer since January, 1990. In January, 1993 Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2002:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2001.

                                                         Amount Incurred
Person or Entity                                          From Inception
 Receiving                  Form and Method           (September 20, 1988) to
Compensation                of Compensation              December 31, 2001

AEI Securities, Inc.  Selling Commissions equal to 7%        $2,278,305
                      of proceeds plus a 3% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

                                                         Amount Incurred
Person or Entity                                          From Inception
 Receiving                  Form and Method           (September 20, 1988) to
Compensation                of Compensation              December 31, 2001

General Partners and  Reimbursement at Cost for other        $1,064,137
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  520,039
Affiliates            Acquisition Expenses


General Partners and  Reimbursement at Cost for all          $3,223,976
Affiliates            Administrative Expenses
                      attributable to the Fund, including
                      all expenses related to management
                      of the Fund's properties and all
                      other transfer agency, reporting,
                      partner relations and other
                      administrative functions.

General Partners and  Reimbursement at Cost for all          $  340,133
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal      $  192,360
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      15% of distributions of Net Proceeds   $   15,791
                      of Sale other than distributions
                      necessary to restore Adjusted
                      Capital Contributions and provide a
                      6% cumulative return to Limited
                      Partners.  The General Partners will
                      receive only 1% of distributions of
                      Net Proceeds of Sale until
                      Limited Partners have received an
                      amount equal to (a) their Adjusted
                      Capital Contributions,  plus (b) an
                      amount equal to 14% of their Adjusted
                      Capital Contributions per annum,
                      cumulative but not compounded, less
                      (c) all previous cash distributions
                      to the Limited Partners.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2001, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


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

     10.50 Purchase Agreement dated April 27, 2000 between the Partnership and Paul D'Alto, Trustee relating to the property at 10401 Highway 441, Belleview, Florida (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 5, 2000).

     10.51 Development Financing Agreement dated June 30, 2000 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 2, 2000).

     10.52 Net Lease Agreement dated June 30, 2000 between the Partnership, AEI Net Lease Income & Growth Fund XIX
     Limited  Partnership, AEI Income & Growth Fund 23  LLC,  AEI
     Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed on August 2, 2000).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND  FORM  8-K/A. (Continued)

         A. Exhibits -
                            Description

     10.53 Asset Purchase Agreement dated September 18, 2000 between the Partnership, AEI Real Estate Fund XVI Limited Partnership and Southern River Restaurants LLC relating to the property at 850 I-10 Service Road, Slidell, Louisiana (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 7, 2000).

     10.54 Purchase Agreement dated March 5, 2000 between the Partnership and Mark W. Wright, Trustee relating to the property at 54 South Expressway, Brownsville, Texas (incorporated by reference to Exhibit 10.57 of Form 10-KSB filed on March 9, 2001).

     10.55 Purchase Agreement dated May 17, 2001 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Walter L. Schrock relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7, 2001).

     10.56 Property Co-Tenancy Agreement dated May 24, 2001 between the Partnership and Walter L. Schrock relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on August 7, 2001).

     10.57 First Amendment to Net Lease Agreement dated July 11, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on August 7, 2001).

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

                            AEI REAL ESTATE FUND XVIII
                            Limited Partnership
                            By: AEI Fund Management XVIII, Inc.
                                Its Managing General Partner


March 8, 2002               By:/s/ Robert P. Johnson
                                   Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                        Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 8, 2002
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 8, 2002
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)