Form 10QSB
period 2002-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2002-05-13
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002 and 2001:

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

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                     2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   942,726     $   938,698

INVESTMENTS IN REAL ESTATE:
  Land                                            5,095,552       5,095,552
  Buildings and Equipment                        10,303,310      10,303,310
  Accumulated Depreciation                       (2,849,560)     (2,764,686)
                                                 -----------     -----------
      Net Investments in Real Estate             12,549,302      12,634,176
                                                 -----------     -----------
           Total  Assets                        $13,492,028     $13,572,874
                                                 ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    39,097     $    24,142
  Distributions Payable                             363,334         365,266
  Unearned Rent                                      26,003               0
                                                 -----------     -----------
      Total Current Liabilities                     428,434         389,408
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (1,198)              0
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   19,784 and 19,850 Units outstanding in
   2002 and 2001, respectively                   13,064,792      13,183,466
                                                 -----------     -----------
     Total Partners' Capital                     13,063,594      13,183,466
                                                 -----------     -----------
       Total Liabilities and Partners' Capital  $13,492,028     $13,572,874
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                    2002           2001

INCOME:
   Rent                                         $   481,737    $   462,909
   Investment Income                                  3,097         18,164
                                                 -----------    -----------
        Total Income                                484,834        481,073
                                                 -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates           75,015         70,317
   Partnership Administration and Property
      Management - Unrelated Parties                  9,687         17,284
   Depreciation                                      84,874         82,652
                                                 -----------    -----------
        Total Expenses                              169,576        170,253
                                                 -----------    -----------

NET INCOME                                      $   315,258    $   310,820
                                                 ===========    ===========

NET INCOME ALLOCATED:
   General Partners                             $     3,153    $     3,108
   Limited Partners                                 312,105        307,712
                                                 -----------    -----------
                                                $   315,258    $   310,820
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (19,784 and 20,111 weighted average Units
 outstanding in 2002 and 2001, respectively)    $     15.78    $     15.30
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   315,258   $   310,820

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       84,874        82,652
     (Increase) Decrease in Receivables                      0         1,797
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       14,955        (4,380)
     Increase in Unearned Rent                          26,003        72,461
                                                    -----------   -----------
        Total Adjustments                              125,832       152,530
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           441,090       463,350
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0       (80,280)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                    (1,932)         (913)
   Distributions to Partners                          (375,097)     (379,463)
   Redemption Payments                                 (60,033)      (99,903)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (437,062)     (480,279)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  4,028       (97,209)

CASH AND CASH EQUIVALENTS, beginning of period         938,698     1,026,027
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   942,726   $   928,818
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General     Limited                     Units
                             Partners    Partners      Total      Outstanding


BALANCE, December 31, 2000  $(58,139)  $13,790,636  $13,732,497    20,221.57

  Distributions               (3,795)     (375,668)    (379,463)

  Redemption Payments           (999)      (98,904)     (99,903)     (110.87)

  Net Income                   3,108       307,712      310,820
                             --------   -----------  -----------  -----------
BALANCE, March 31, 2001     $(59,825)  $13,623,776  $13,563,951    20,110.70
                             ========   ===========  ===========  ===========


BALANCE, December 31, 2001  $      0   $13,183,466  $13,183,466    19,849.85

  Distributions               (3,751)     (371,346)    (375,097)

  Redemption Payments           (600)      (59,433)     (60,033)      (65.50)

  Net Income                   3,153       312,105      315,258
                             --------   -----------  -----------  -----------
BALANCE, March 31, 2002     $ (1,198)  $13,064,792  $13,063,594    19,784.35
                             ========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on February 15, 1989 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The offering terminated December 4, 1990 when the extended offering period expired. The Partnership received subscriptions for 22,783.05 Limited Partnership Units. Under the terms of the Limited Partnership Agreement, the Limited Partners and General
     Partners contributed funds of $22,783,050, and $1,000, respectively.

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

     During the three months ended March 31, 2002 and 2001, the Partnership distributed $34,998 and $85,893 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.75 and $4.23 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2002 and 2001, the Partnership recognized rental income of $481,737 and $462,909, respectively. During the same periods, the Partnership earned investment income of $3,097 and $18,164, respectively. In 2002, rental income increased as a result of additional rent received from one property acquisition in 2001 and rent increases on twelve properties. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of property.

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

       During the three months ended March 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $75,015 and $70,317, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,687 and $17,284, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.


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

Liquidity and Capital Resources

        During the three months ended March 31, 2002, the Partnership's cash balances increased $4,028 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $463,350 in 2001 to $441,090 in 2002 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses.

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

       During the three months ended March 31, 2002 and 2001, the Partnership distributed $34,998 and $85,893 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.75 and $4.23 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.


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

        On January 1, 2002, twelve Limited Partners redeemed a total of 65.5 Partnership Units for $59,433 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 201 Limited Partners redeemed 2,933.20 Partnership Units for $2,404,447 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


Dated:  April 30, 2002        AEI Real Estate Fund XVIII
                              Limited Partnership
                              By:  AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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