Form 10QSB
period 2002-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2002-08-14
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

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

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                     2002          2001

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   985,082    $   938,698

INVESTMENTS IN REAL ESTATE:
  Land                                           5,095,552      5,095,552
  Buildings and Equipment                       10,303,310     10,303,310
  Accumulated Depreciation                      (2,934,435)    (2,764,686)
                                                -----------    -----------
      Net Investments in Real Estate            12,464,427     12,634,176
                                                -----------    -----------
           Total  Assets                       $13,449,509    $13,572,874
                                                ===========    ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    43,559    $    24,142
  Distributions Payable                            362,734        365,266
  Unearned Rent                                     36,836              0
                                                -----------    -----------
      Total Current Liabilities                    443,129        389,408
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (1,771)             0
  Limited Partners, $1,000 Unit Value;
    30,000 Units authorized; 22,783 Issued;
    19,773 and 19,850 Units outstanding in
    2002 and 2001, respectively                 13,008,151     13,183,466
                                                -----------    -----------
     Total Partners' Capital                    13,006,380     13,183,466
                                                -----------    -----------
       Total Liabilities and Partners' Capital $13,449,509    $13,572,874
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                 Three Months Ended       Six Months Ended
                               6/30/02        6/30/01   6/30/02      6/30/01

INCOME:
   Rent                      $  482,716     $  465,574  $  964,453  $  928,483
   Investment Income              3,149         21,925       6,246      40,089
                              ----------     ----------  ----------  ----------
        Total Income            485,865        487,499     970,699     968,572
                              ----------     ----------  ----------  ----------

EXPENSES:
   Partnership Administration -
     Affiliates                  62,085         72,961     137,100     143,278
   Partnership Administration
     and Property Management -
     Unrelated Parties           10,903          7,780      20,590      25,064
   Depreciation                  84,875         81,848     169,749     164,500
                              ----------     ----------  ----------  ----------
        Total Expenses          157,863        162,589     327,439     332,842
                              ----------     ----------  ----------  ----------

OPERATING INCOME                328,002        324,910     643,260     635,730

GAIN ON SALE OF REAL ESTATE           0         31,038           0      31,038
                              ----------     ----------  ----------  ----------
NET INCOME                   $  328,002     $  355,948  $  643,260  $  666,768
                              ==========     ==========  ==========  ==========

NET INCOME ALLOCATED:
   General Partners          $    3,280     $   23,560  $    6,433  $   26,668
   Limited Partners             324,722        332,388     636,827     640,100
                              ----------     ----------  ----------  ----------
                             $  328,002     $  355,948  $  643,260  $  666,768
                              ==========     ==========  ==========  ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (19,773, 20,045, 19,779 and
  20,078 weighted average Units
  outstanding for the periods,
  respectively)              $    16.42     $    16.58  $    32.20  $    31.88
                              ==========     ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   643,260    $   666,768

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      169,749        164,500
     Gain on Sale of Real Estate                             0        (31,038)
     (Increase) Decrease in Receivables                      0           (447)
     Increase in Payable to
        AEI Fund Management, Inc.                       19,417         28,271
     Increase in Unearned Rent                          36,836         11,962
                                                    -----------    -----------
        Total Adjustments                              226,002        173,248
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           869,262        840,016
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0       (272,874)
   Proceeds from Sale of Real Estate                         0        502,101
                                                    -----------    -----------
        Net Cash Provided By
        Investing Activities                                 0        229,227
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                    (2,532)          (948)
   Distributions to Partners                          (749,581)      (758,928)
   Redemption Payments                                 (70,765)      (159,495)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (822,878)      (919,371)
                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               46,384        149,872

CASH AND CASH EQUIVALENTS, beginning of period         938,698      1,026,027
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   985,082    $ 1,175,899
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners     Total      Outstanding


BALANCE, December 31, 2000  $(58,139)  $13,790,636  $13,732,497    20,221.57

  Distributions               (7,589)     (751,339)    (758,928)

  Redemption Payments         (1,595)     (157,900)    (159,495)     (176.87)

  Net Income                  26,668       640,100      666,768
                             ---------  -----------  -----------  -----------
BALANCE, June 30, 2001      $(40,655)  $13,521,497  $13,480,842    20,044.70
                             =========  ===========  ===========  ===========


BALANCE, December 31, 2001  $      0   $13,183,466  $13,183,466    19,849.85

  Distributions               (7,496)     (742,085)    (749,581)

  Redemption Payments           (708)      (70,057)     (70,765)      (77.17)

  Net Income                   6,433       636,827      643,260
                             ---------  -----------  -----------  -----------
BALANCE, June 30, 2002      $ (1,771)  $13,008,151  $13,006,380    19,772.68
                             =========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

                          JUNE 30, 2002
                           (Continued)

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

                          JUNE 30, 2002
                           (Continued)

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

     During the six months ended June 30, 2002 and 2001, the Partnership distributed $34,998 and $118,192 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.75 and $5.83 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

    resolution by the General Partners of conflicts with which they may be confronted;

    the   success  of  the  General  Partners  of   locating
    properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Partnership operate.


Critical Accounting Policies

        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially records the properties at cost (including capitalized acquisition expenses). The Partnership is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

Results of Operations

        For the six months ended June 30, 2002 and 2001, the Partnership recognized rental income of $964,453 and $928,483, respectively. During the same periods, the Partnership earned investment income of $6,246 and $40,089, respectively. In 2002, rental income increased as a result of additional rent received from one property acquisition in 2001 and rent increases on twelve properties. The increase in rental income was partially offset by a decrease in investment income due to the Partnership receiving less interest income from construction advances and having less money invested, due to property acquisitions, at lower money market interest rates in 2002.

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

        During the six months ended June 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $137,100 and $143,278, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $20,590 and $25,064, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2002, the Partnership's cash balances increased $46,384 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $840,016 in 2001 to $869,262 in 2002 mainly as a result of a decrease in Partnership administration expenses in 2002, and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2001, the Partnership generated cash flow from the sale of real estate of $502,101. During the same period, the Partnership expended $272,874 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        During the six months ended June 30, 2002 and 2001, the Partnership distributed $34,998 and $118,192 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.75 and $5.83 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

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

        On January 1, 2002, twelve Limited Partners redeemed a total of 65.5 Partnership Units for $59,433 in accordance with the Partnership Agreement. On April 1, 2002, three Limited Partners redeemed a total of 11.67 Partnership Units for $10,624. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 201 Limited Partners redeemed 2,933.20 Partnership Units for $2,404,447 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on  Form  8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 2002        AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management XVIII, Inc.
                              Its: Managing General Partner



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