Form 10QSB
period 2002-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2002-11-14
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          Signatures

          Certifications

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                    2002            2001

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,209,351     $   938,698
  Receivables                                         1,294               0
                                                 -----------     -----------
      Total Current Assets                        1,210,645         938,698
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            5,056,613       5,095,552
  Buildings and Equipment                        10,154,413      10,303,310
  Accumulated Depreciation                       (2,929,503)     (2,764,686)
                                                 -----------     -----------
      Net Investments in Real Estate             12,281,523      12,634,176
                                                 -----------     -----------
           Total  Assets                        $13,492,168     $13,572,874
                                                 ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    47,341     $    24,142
  Distributions Payable                             362,734         365,266
  Unearned Rent                                      55,488               0
                                                 -----------     -----------
      Total Current Liabilities                     465,563         389,408
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      633               0
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Issued;
   19,769 and 19,850 Units outstanding in
   2002 and 2001, respectively                   13,025,972      13,183,466
                                                 -----------     -----------
      Total Partners' Capital                    13,026,605      13,183,466
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $13,492,168     $13,572,874
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended        Nine Months Ended
                              9/30/02       9/30/01     9/30/02       9/30/01

INCOME:
   Rent                      $  483,483   $  473,024   $1,447,936  $1,401,507
   Investment Income              3,540       10,060        9,786      50,149
                              ----------   ----------   ----------  ----------
        Total Income            487,023      483,084    1,457,722   1,451,656
                              ----------   ----------   ----------  ----------

EXPENSES:
   Partnership Administration -
     Affiliates                  51,937       85,477      189,037     228,755
   Partnership Administration
     and Property Management -
     Unrelated Parties           18,673        9,488       39,263      34,552
   Depreciation                  83,574       84,257      253,323     248,757
                              ----------   ----------   ----------  ----------
        Total Expenses          154,184      179,222      481,623     512,064
                              ----------   ----------   ----------  ----------

OPERATING INCOME                332,839      303,862      976,099     939,592

GAIN ON SALE OF REAL ESTATE      65,528        3,335       65,528      34,373
                              ----------   ----------   ----------  ----------
NET INCOME                   $  398,367   $  307,197   $1,041,627  $  973,965
                              ==========   ==========   ==========  ==========

NET INCOME ALLOCATED:
   General Partners          $    6,185   $   24,072   $   12,618  $   50,740
   Limited Partners             392,182      283,125    1,029,009     923,225
                              ----------   ----------   ----------  ----------
                             $  398,367   $  307,197   $1,041,627  $  973,965
                              ==========   ==========   ==========  ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (19,769, 20,011, 19,775 and
 20,092 weighted average Units
 outstanding for the periods,
 respectively)               $    19.84   $    14.15   $    52.04  $    45.95
                              ==========   ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2002            2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $ 1,041,627     $   973,965

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     253,323         248,757
     Gain on Sale of Real Estate                      (65,528)        (34,373)
     (Increase) Decrease in Receivables                (1,294)         19,304
     Increase in Payable to
        AEI Fund Management, Inc.                      23,199          56,226
     Increase in Unearned Rent                         55,488          11,034
                                                   -----------     -----------
        Total Adjustments                             265,188         300,948
                                                   -----------     -----------
        Net Cash Provided By
        Operating Activities                        1,306,815       1,274,913
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0        (350,796)
   Proceeds from Sale of Real Estate                  164,858         517,889
                                                   -----------     -----------
        Net Cash Provided By
        Investing Activities                          164,858         167,093
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (2,532)         (2,966)
   Distributions to Partners                       (1,124,067)     (1,136,332)
   Redemption Payments                                (74,421)       (189,812)
                                                   -----------     -----------
        Net Cash Used For
          Financing Activities                     (1,201,020)     (1,329,110)
                                                   -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             270,653         112,896

CASH AND CASH EQUIVALENTS, beginning of period        938,698       1,026,027
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,209,351     $ 1,138,923
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(58,139)   $13,790,636  $13,732,497   20,221.57

  Distributions              (11,363)    (1,124,969)  (1,136,332)

  Redemption Payments         (1,898)      (187,914)    (189,812)    (210.37)

  Net Income                  50,740        923,225      973,965
                             ---------   -----------  -----------  ---------
BALANCE, September 30, 2001 $(20,660)   $13,400,978  $13,380,318   20,011.20
                             =========   ===========  ===========  =========


BALANCE, December 31, 2001  $      0    $13,183,466  $13,183,466   19,849.85

  Distributions              (11,241)    (1,112,826)  (1,124,067)

  Redemption Payments           (744)       (73,677)     (74,421)     (81.17)

  Net Income                  12,618      1,029,009    1,041,627
                             ---------   -----------  -----------  ---------
BALANCE, September 30, 2002 $    633    $13,025,972  $13,026,605   19,768.68
                             =========   ===========  ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

     During  2002 and 2001, the Partnership sold 5.6627%  of  the
     Champps  Americana  restaurant in  Columbus,  Ohio,  in  two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $203,636, which resulted in a net gain of $77,938. The total cost and related accumulated depreciation of the interests sold was $145,273 and $19,575, respectively. For the nine months ended September 30, 2002 and 2001, the net gain was $65,528 and $12,410, respectively.

     During the nine months ended September 30, 2002 and 2001, the Partnership distributed $34,998 and $137,796 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.75 and $6.80 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

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

                       SEPTEMBER 30, 2002
                           (Continued)

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


The Application of Critical Accounting Policies

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

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

       For the nine months ended September 30, 2002 and 2001, the Partnership recognized rental income of $1,447,936 and
$1,401,507, respectively. During the same periods, the Partnership earned investment income of $9,786 and $50,149, respectively. In 2002, rental income increased as a result of additional rent received from one property acquisition in 2001 and rent increases on fourteen properties. The increase in rental income was partially offset by a decrease in investment income due to the Partnership receiving less interest income from construction advances and having less money invested, due to property acquisitions, at lower money market interest rates in 2002.

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

        During the nine months ended September 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $189,037 and $228,755, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $39,263 and $34,552, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of September 30, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2002, the Partnership's cash balances increased $270,653 as a result of cash generated from the sale of property and the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $1,274,913 in 2001 to $1,306,815 in 2002 mainly as a result of an increase in rental income and a decrease in Partnership administration expenses in 2002, which was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 20, 2002 and September 30, 2001, the Partnership generated cash flow from the sale of real estate of $164,858 and $517,889 respectively. During the nine months ended September 30, 2001, the Partnership expended $350,796 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On August 17, 2001, the Partnership sold 1.0366% of the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. The Partnership received net sale proceeds of $15,788, which resulted in a net gain of $3,335. At the time of sale, the cost and related accumulated depreciation of the interest sold was $13,219 and $766, respectively.

        During 2002 and 2001, the Partnership sold 5.6627% of the Champps Americana restaurant in Columbus, Ohio, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $203,636, which resulted in a net gain of $77,938. The total cost and related accumulated depreciation of the interests sold was $145,273 and $19,575, respectively. For the nine months ended September 30, 2002 and 2001, the net gain was $65,528 and $12,410, respectively.

        During the nine months ended September 30, 2002 and 2001, the Partnership distributed $34,998 and $137,796 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.75 and $6.80 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.


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

        On January 1, 2002, twelve Limited Partners redeemed a total of 65.5 Partnership Units for $59,433 in accordance with the Partnership Agreement. On April 1, 2002, three Limited Partners redeemed a total of 11.67 Partnership Units for $10,624. On July 1, 2002, one Limited Partner redeemed a total of 4.0 Partnership Units for $3,620. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 201 Limited Partners redeemed 2,933.20 Partnership Units for $2,404,447 in accordance with the Partnership Agreement. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.


ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Partnership as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Partnership required to be included in periodic SEC filings.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the period covered by this report or, to the Managing General Partner's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

       (a) Exhibits -
                             Description

99.1  Certification  of  Chief  Executive  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  of  Chief  Financial  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 1, 2002      AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)



                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund XVIII Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002        /s/ Robert P Johnson
                                   Robert P. Johnson, President
                                   AEI Fund Management XVIII, Inc.
                                   Managing General Partner





                         CERTIFICATIONS

I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund XVIII Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002       /s/ Mark E Larson
                                  Mark E. Larson, Chief Financial Officer
                                  AEI Fund Management XVIII, Inc.
                                  Managing General Partner