Form 10KSB
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2003-03-24
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002 were $1,943,949.

As of February 28, 2003, there were 19,650.683 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,650,683.
               DOCUMENTS INCORPORATED BY REFERENCE

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

        The leases provide the lessee with two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

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

        In April 2000, the Partnership entered into an Agreement to sell the Pasta Fair restaurant in Belleview, Florida to an affiliate of the lessee. On May 10, 2000, the sale closed with the Partnership receiving net sale proceeds of $730,550, which resulted in a net gain of $26,670. At the time of sale, the cost and related accumulated depreciation was $932,862 and $228,982, respectively.

        In December 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Slidell, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provided for the Lease to be assumed by GCR and assigned to another operator who purchased the Partnership's share of the property. The reorganization plan also provided for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $355,151, which resulted in a net gain of $118,740. At the time of sale, the cost and related accumulated depreciation was $280,019 and $43,608, respectively.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On August 17, 2001, the Partnership sold 1.0366% of the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. The Partnership received net sale proceeds of $15,788, which resulted in a net gain of $3,335. At the time of sale, the cost and related accumulated depreciation of the interest sold was $13,219 and $766, respectively.

        During 2002 and 2001, the Partnership sold 5.6627% of the Champps Americana restaurant in Columbus, Ohio, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $203,636, which resulted in a net gain of $77,938. The total cost and related accumulated depreciation of the interests sold was $145,273 and $19,575, respectively. For the years ended December 31, 2002 and 2001, the net gain was $65,528 and $12,410, respectively.

         During 2002, the Partnership sold 64.3189% of the Fuddruckers restaurant, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,274,700, which resulted in a net gain of $484,429. The total cost and related accumulated depreciation of the interests sold was $904,176 and $113,905, respectively.

        Subsequent to December 31, 2002, the Partnership sold 34.9205% of the Fuddruckers restaurant, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $700,000, which resulted in a net gain of approximately $272,500.

        Subsequent to December 31, 2002, the Partnership sold 63.3906% of the Children's World daycare center in Phoenix,
Arizona, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $1,032,000, which resulted in a net gain of approximately $666,000.

Major Tenants

        During 2002, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 74% of total rental revenue in 2002. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2003 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2002.

                              Total Property           Annual   Annual
                     Purchase  Acquisition             Lease   Rent Per
Property               Date       Costs     Lessee     Payment  Sq. Ft.

Children's World                           ARAMARK
Daycare Center                            Educational
   Phoenix, AZ       9/29/89 $  883,486 Resources, Inc. $ 125,464 $ 16.60

Children's World                           ARAMARK
Daycare Center                            Educational
   Blue Springs, MO  6/27/90 $  791,271 Resources, Inc. $ 106,812 $ 13.35

Children's World                           ARAMARK
Daycare Center                           Educational
   Lenexa, KS        9/13/90 $  983,527 Resources, Inc. $ 134,097 $ 16.73

Taco Cabana
Restaurant                              Texas Taco
    San Antonio, TX 12/29/90 $1,406,426 Cabana L.P.     $ 230,478 $ 84.18

Cheddar's Restaurant                       Heartland
   Clive, IA         1/22/91 $1,392,248 Restaurant Corp.$ 222,038 $ 30.84


ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)


                              Total Property            Annual  Annual
                      Purchase  Acquisition             Lease   Rent Per
Property                Date       Costs    Lessee      Payment  Sq. Ft.

Children's World                          ARAMARK
Daycare Center                           Educational
   Westerville, OH   6/21/91 $  990,261 Resources, Inc. $ 132,139 $ 16.56

Taco Cabana Restaurant
   San Antonio, TX                      Texas Taco
   (9.3699%)         7/19/91 $  107,933 Cabana L.P.     $  17,827 $ 42.52

Applebee's Restaurant                     Concord
   Destin, FL                           Neighborhood
   (5.8291%)         11/1/91 $   65,215 Corporation     $   9,990 $ 35.62

Children's World                          ARAMARK
Daycare Center                           Educational
   Columbus, OH      8/10/92 $1,019,202 Resources, Inc. $ 139,793 $ 15.83

Tractor Supply
Company Store
   Bristol, VA                         Tractor Supply
   (7.5158%)         4/10/96 $   96,765 Company, Inc.   $  11,350 $  8.05

Champps Americana
   Restaurant                             Champps
   Columbus, OH                          Operating
   (.5061%)          8/29/96 $   12,984 Corporation     $   1,627 $ 39.35

Fuddruckers Restaurant
   Thornton, CO                          Fuddruckers,
   (35.6811%)        7/30/97 $  501,595      Inc.       $  56,837 $ 32.01

Champps Americana
   Restaurant                             Champps
   Troy, MI                              Operating
   (23.95%)           9/3/98 $1,192,496 Corporation     $ 131,617 $ 49.56

Tumbleweed Restaurant
   Chillicothe, OH                      Tumbleweed,
   (43.9634%)       11/20/98 $  560,613     Inc.        $  60,609 $ 25.14

Tumbleweed Restaurant
   Columbus, OH                         Tumbleweed,
   (40.0%)          12/28/98 $  554,269     Inc.        $  58,792 $ 26.81

Old Country Buffet
   Restaurant                               OCB
   North Lake, IL   12/29/98 $1,350,804 Restaurant Co.  $ 130,000 $ 14.46

Champps Americana
   Restaurant                             Champps
   Centerville, OH                       Operating
   (38.0%)           1/27/99 $1,502,252 Corporation     $ 165,400 $ 46.46

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

                             Total Property             Annual   Annual
                     Purchase Acquisition                Lease   Rent Per
Property               Date      Costs     Lessee       Payment  Sq. Ft.

Razzoo's Restaurant
   Alpharetta, GA
   (24.0%)           7/11/01 $  895,503 Razzoo's, Inc.  $  88,735 $ 45.67

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Champps Americana restaurant in Troy, Michigan are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and an unrelated third party. The remaining interest in the Tumbleweed restaurant in Columbus, Ohio is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Razzoo's restaurant are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Taco Cabana restaurant in San Antonio, Texas, the Applebee's restaurant in Destin, Florida, the Tractor Supply Company store, the Fuddruckers restaurant, and the Champps Americana restaurant in Columbus, Ohio are owned by unrelated third parties.

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

        The initial Lease terms are 20 years, except for the Taco Cabana, Razzoo's, and Tumbleweed restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company store, which has a Lease term of 14 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, and Fuddruckers restaurants, which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant, which has renewal options that may extend the Lease term an additional 20 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

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

       During the last five years, or since the date of purchase, if purchased after December 31, 1997, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2002, there were 1,452 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2002, twenty-six Limited Partners redeemed a total of 194.17 Partnership Units for $175,988 in accordance with the Partnership Agreement. In prior years, a total of 201 Limited Partners redeemed 2,933.2 Partnership Units for $2,404,447. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $16,763 and $18,505 were made to the General Partners and $1,483,566 and $1,498,249 were made to the Limited Partners in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $34,648 and $247,242 of proceeds from property sales in 2002 and 2001, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

       - resolution by the General Partners of conflicts with which they may be confronted;

       - the   success  of  the  General  Partners  of   locating
          properties with favorable risk return characteristics;

       - the effect of tenant defaults; and

       - the condition of the industries in which the tenants of properties owned by the Partnership operate.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the years ended December 31, 2002 and 2001, the Partnership recognized rental income of $1,929,826 and
$1,855,776, respectively. During the same periods, the Partnership earned investment income of $14,123 and $54,126, respectively. In 2002, rental income increased as a result of additional rent received from one property acquisition in 2001 and rent increases on fourteen properties. The increase in rental income was partially offset by a decrease in investment income due to the Partnership receiving less interest income from construction advances and having less money invested at lower money market interest rates in 2002.

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

        During the years ended December 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $223,395 and $272,891, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $41,935 and $36,251, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

          During the year ended December 31, 2002, the Partnership's cash balances increased $1,516,160 as a result of cash generated from the sale of property and the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $1,599,480 in 2001 to $1,755,521 in 2002 as a result of an increase in rental income, a decrease in Partnership administration expenses in 2002, and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds form the sale of real estate. During the years ended December 31, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $1,439,558 and $517,889, respectively. During the year ended December 31, 2001, the Partnership expended $350,796 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        During 2002 and 2001, the Partnership sold 5.6627% of the Champps Americana restaurant in Columbus, Ohio, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $203,636, which resulted in a net gain of $77,938. The total cost and related accumulated depreciation of the interests sold was $145,273 and $19,575, respectively. For the years ended December 31, 2002 and 2001, the net gain was $65,528 and $12,410, respectively.

         During 2002, the Partnership sold 64.3189% of the Fuddruckers restaurant, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,274,700, which resulted in a net gain of $484,429. The total cost and related accumulated depreciation of the interests sold was $904,176 and $113,905, respectively.

        Subsequent to December 31, 2002, the Partnership sold 34.9205% of the Fuddruckers restaurant, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $700,000, which resulted in a net gain of approximately $272,500.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Subsequent to December 31, 2002, the Partnership sold 63.3906% of the Children's World daycare center in Phoenix,
Arizona, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $1,032,000, which resulted in a net gain of approximately $666,000.

        During 2002 and 2001, the Partnership distributed $34,998 and $249,739 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.75 and $12.38 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

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

        During 2002, twenty-six Limited Partners redeemed a total of 194.17 Partnership Units for $175,988 in accordance with the Partnership Agreement. In prior years, a total of 201 Limited Partners redeemed 2,933.2 Partnership Units for $2,404,447. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




                                                           Page

Report of Independent Auditors                              14

Balance Sheet as of December 31, 2002 and 2001              15

Statements for the Years Ended December 31, 2002 and 2001:

     Income                                                 16

     Cash Flows                                             17

     Changes in Partners' Capital                           18

Notes to Financial Statements                          19 - 30



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota







      We have audited the accompanying balance sheet of AEI Real Estate Fund XVIII Limited Partnership (a Minnesota limited partnership) as of December 31, 2002 and 2001 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.











Minneapolis, Minnesota     Boulay, Heutmaker, Zibell & Co.P.L.L.P.
January 21, 2003           Certified Public Accountants

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                             2002       2001

CURRENT ASSETS:
  Cash and Cash Equivalents              $ 2,454,858 $   938,698
  Receivables                                  6,740           0
                                           ---------   ---------
      Total Current Assets                 2,461,598     938,698
                                           ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                     4,770,593   5,095,552
  Buildings and Equipment                  9,536,257  10,303,310
  Accumulated Depreciation                (2,897,209) (2,764,686)
                                           ---------   ---------
      Net Investments in Real Estate      11,409,641  12,634,176
                                           ---------   ---------
           Total  Assets                 $13,871,239 $13,572,874
                                          ==========   =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.   $   107,784 $    24,142
  Distributions Payable                      362,664     365,266
                                           ---------    --------
      Total Current Liabilities              470,448     389,408
                                           ---------    --------
PARTNERS' CAPITAL:
  General Partners                             5,466           0
  Limited Partners, $1,000 Unit Value;
      30,000 Units authorized; 22,783 Issued;
      19,656 and 19,850 Units outstanding
      in 2002 and 2001, respectively      13,395,325  13,183,466
                                           ---------   ---------
      Total Partners' Capital             13,400,791  13,183,466
                                           ---------   ---------
           Total Liabilities and
           Partners' Capital             $13,871,239 $13,572,874
                                           =========   =========





 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                              2002       2001

INCOME:
  Rent                                   $ 1,929,826 $ 1,855,776
  Investment Income                           14,123      54,126
                                           ---------   ---------
      Total Income                         1,943,949   1,909,902
                                           ---------   ---------

EXPENSES:
  Partnership Administration - Affiliates 223,395 272,891 Partnership Administration and Property
     Management - Unrelated Parties           41,935      36,251
  Depreciation                               334,934     333,665
                                           ---------   ---------
      Total Expenses                         600,264     642,807
                                           ---------   ---------

OPERATING INCOME                           1,343,685   1,267,095

GAIN ON SALE OF REAL ESTATE                  549,957      34,373
                                           ---------   ---------
NET INCOME                               $ 1,893,642 $ 1,301,468
                                            ========    ========

NET INCOME ALLOCATED:
  General Partners                       $    22,229 $    76,644
  Limited Partners                         1,871,413   1,224,824
                                           ---------   ---------
                                         $ 1,893,642 $ 1,301,468
                                            ========    ========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(19,745 and 20,004 weighted average
Units outstanding in 2002 and 2001,
respectively)                            $     94.78 $     61.23
                                            ========    ========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 3l


                                             2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                             $ 1,893,642 $ 1,301,468

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                            334,934     333,665
     Gain on Sale of Real Estate            (549,957)    (34,373)
     (Increase) Decrease in Receivables       (6,740)     19,619
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.             83,642      (7,625)
     Decrease in Unearned Rent                     0     (13,274)
                                           ---------   ---------
       Total Adjustments                    (138,121)    298,012
                                           ---------   ---------
       Net Cash Provided By
           Operating Activities            1,755,521   1,599,480
                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                       0    (350,796)
  Proceeds from Sale of Real Estate        1,439,558     517,889
                                           ---------   ---------
       Net Cash Provided By
           Investing Activities            1,439,558     167,093
                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable           (2,602)     (3,403)
     Distributions    to    Partners      (1,498,551) (1,513,383)
  Redemption Payments                       (177,766)   (337,116)
                                           ---------   ---------
       Net Cash Used For
           Financing Activities           (1,678,919) (1,853,902)
                                           ---------   ---------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                   1,516,160     (87,329)

CASH AND CASH EQUIVALENTS,
beginning of period                          938,698   1,026,027
                                           ---------   ---------
CASH AND CASH EQUIVALENTS,
end of period                            $ 2,454,858 $   938,698
                                           =========   =========




 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 3l


                                                                  Limited
                                                                Partnership
                              General     Limited                   Units
                              Partners    Partners      Total    Outstanding


BALANCE, December 31, 2000 $   (58,139) $13,790,636  $13,732,497  20,221.57

  Distributions                (15,134)  (1,498,249)  (1,513,383)

  Redemption Payments           (3,371)    (333,745)    (337,116)   (371.72)

  Net Income                    76,644    1,224,824    1,301,468
                              --------    ---------    ---------  --------
BALANCE, December 31, 2001           0   13,183,466   13,183,466  19,849.85

  Distributions                (14,985)  (1,483,566)  (1,498,551)

  Redemption Payments           (1,778)    (175,988)    (177,766)   (194.17)

  Net Income                    22,229    1,871,413    1,893,642
                              --------    ---------    ---------   --------
BALANCE, December 31, 2002 $     5,466  $13,395,325  $13,400,791  19,655.68
                              ========   ==========   ==========   ========






 The accompanying Notes to Financial Statements are an integral part of this statement.
         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001


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

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

     Receivables

       Credit  terms are extended to tenants in the normal course
       of  business.   The  Partnership performs  ongoing  credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS -

     The Partnership owns a .5061% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in this property are owned by unrelated third parties. AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, owned a 67.8% interest in this property until the interest was sold to unrelated third parties in a series of transactions with the last sale occurring in May, 2001. The Partnership owns a 23.95%
     interest in a Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 43.9634% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and an unrelated third party. The Individual General Partner owned a 15.0% interest in this property until the interest was sold to an unrelated third party in August, 2001. The Partnership owns a 40.0% interest in a Tumbleweed restaurant in Columbus, Ohio. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owns a 38.0% interest in a Champps Americana restaurant in Centerville, Ohio. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.
     The Partnership owns a 24% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                      Total Incurred by the Partnership
                                       for the Years Ended December 31

                                                  2002       2001
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 223,395  $ 272,891
                                                  ========   ========

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  Related Party Transactions - (Continued)

                                      Total Incurred by the Partnership
                                       for the Years Ended December 31

                                                   2002       2001
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.            $  41,935  $  36,251
                                                  ========   ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $783 for 2001.    $       0  $     840
                                                  ========   ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.          $  57,155  $   2,086
                                                  ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  INVESTMENTS IN REAL ESTATE -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Taco Cabana, Razzoo's and Tumbleweed restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Tractor Supply Company store, which has a Lease term of 14 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, and Fuddruckers restaurants, which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant, which has renewal options that may extend the Lease term an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

              AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The Children's World in Phoenix, Arizona was constructed in 1988 and acquired in 1989. One of the Taco Cabana restaurants in San Antonio, Texas was constructed in 1984, renovated in 1991 and acquired by the Partnership after the renovation. The Children's World in Columbus, Ohio was constructed and acquired in 1992. The Tractor Supply Company store and Champps Americana restaurant in Columbus, Ohio were constructed and acquired in 1996. The Fuddruckers restaurant was constructed and acquired in 1997. The Champps Americana in Troy, Michigan, the Old Country Buffet, and the Tumbleweed restaurants were constructed and acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. The remaining properties were constructed and acquired in either 1990 or 1991. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2002 are as follows:

                               Buildings and            Accumulated
Property                  Land   Equipment      Total   Depreciation

Children's World,
   Phoenix, AZ        $ 259,467 $  624,019  $  883,486  $  303,688
Children's World,
   Blue Springs, MO     162,290    628,981     791,271     284,739
Children's World,
   Lenexa, KS           185,788    797,739     983,527     352,860
Taco Cabana,
   San Antonio, TX      871,844    534,582   1,406,426     231,918
Cheddar's, Clive, IA    379,249  1,012,999   1,392,248     453,662
Children's World,
   Westerville, OH      157,848    832,413     990,261     346,999
Taco Cabana,
   San Antonio, TX       61,004     46,929     107,933      17,612
Applebee's, Destin, FL   30,239     34,976      65,215      15,618
Children's World,
   Columbus, OH         157,569    861,633   1,019,202     326,117
Tractor Supply Company,
   Bristol, VA           31,092     65,673      96,765      15,896
Champps Americana,
   Columbus, OH           4,373      8,611      12,984       1,931
Fuddruckers,
   Thornton, CO         158,672    342,923     501,595      64,324
Champps Americana,
   Troy, MI             385,295    807,201   1,192,496     121,436
Tumbleweed,
   Chillicothe, OH      229,387    331,226     560,613      48,718
Tumbleweed,
   Columbus, OH         216,467    337,802     554,269      47,435

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

                               Buildings and           Accumulated
Property                  Land   Equipment     Total   Depreciation

Old Country Buffet,
   Northlake, IL        342,896  1,007,908   1,350,804     135,788
Champps Americana,
   Centerville, OH      760,269    741,983   1,502,252     102,898
Razzoo's,
   Alpharetta, GA       376,844    518,659     895,503      25,570
                       --------   --------    --------    --------
                     $4,770,593 $9,536,257 $14,306,850  $2,897,209
                      =========  =========  ==========   =========

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

     During  2002 and 2001, the Partnership sold 5.6627%  of  the
     Champps  Americana  restaurant in  Columbus,  Ohio,  in  two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $203,636, which resulted in a net gain of $77,938. The total cost and related accumulated depreciation of the interests sold was $145,273 and $19,575, respectively. For the years ended
     December 31, 2002 and 2001, the net gain was $65,528 and $12,410, respectively.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

     (4)  INVESTMENTS IN REAL ESTATE - (Continued)

     During 2002, the Partnership sold 64.3189% of the Fuddruckers restaurant, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,274,700, which resulted in a net gain of $484,429. The total cost and related accumulated depreciation of the interests sold was $904,176 and $113,905, respectively.

     Subsequent to December 31, 2002, the Partnership sold 34.9205% of the Fuddruckers restaurant, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $700,000, which resulted in a net gain of approximately $272,500.

     Subsequent to December 31, 2002, the Partnership sold 63.3906% of the Children's World daycare center in Phoenix, Arizona, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $1,032,000, which resulted in a net gain of approximately $666,000.

     During 2002 and 2001, the Partnership distributed $34,998 and $249,739 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.75 and $12.38 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

     The Partnership owns a 9.3699% interest in a Taco Cabana restaurant in San Antonio, Texas, a 5.8291% interest in an Applebee's restaurant in Destin, Florida and a 7.5158% interest in a Tractor Supply Company store. The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December  31, 2002 are as follows:

                       2003           $1,828,240
                       2004            1,847,174
                       2005            1,766,293
                       2006            1,314,501
                       2007            1,197,714
                       Thereafter      8,491,222
                                        --------
                                     $16,445,144
                                       =========

     There were no contingent rents recognized in 2002 and 2001.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  MAJOR TENANTS -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                   2002       2001
      Tenants                     Industry

     ARAMARK Educational
        Resources, Inc.           Child Care    $  623,785 $  585,998
     Champps Americana Group      Restaurant       306,517    294,566
     Texas Taco Cabana L.P.       Restaurant       248,136    240,632
     Heartland Restaurant Corp.   Restaurant       243,863    236,460
                                                  --------   --------

     Aggregate rent revenue of major tenants    $1,422,301 $1,357,656
                                                  ========   ========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                74%        73%
                                                  ========   ========

(6)  PARTNERS' CAPITAL -

     Cash distributions of $16,763 and $18,505 were made to the General Partners and $1,483,566 and $1,498,249 were made to the Limited Partners for the years ended December 31, 2002 and 2001, respectively. The Limited Partners' distributions represent $75.14 and $74.90 per Limited Partnership Unit outstanding using 19,745 and 20,004 weighted average Units in 2002 and 2001, respectively. The distributions represent $75.14 and $44.52 per Unit of Net Income, and $-0- and $30.38 per Unit of return of contributed capital in 2002 and 2001, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $34,648 and $247,242 of proceeds from property sales in 2002 and 2001, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2002 and 2001 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

     During 2002, twenty-six Limited Partners redeemed a total of
     194.17 Partnership Units for $175,988 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2001, thirty-four Limited Partners redeemed a total of 371.72 Partnership Units for $333,745. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $1,077.81 per original $1,000 invested.

(7)  INCOME TAXES -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2002       2001
     Net Income for Financial
      Reporting Purposes                  $1,893,642  $1,301,468

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      29,488      18,983

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                           0     (13,275)

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes          (216,992)   (219,324)
                                           ---------   ---------
           Taxable Income to Partners     $1,706,138  $1,087,852
                                           =========   =========

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7)  INCOME TAXES - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                       2002       2001

     Partners' Capital for
       Financial  Reporting Purposes              $13,400,791  $ 13,183,466

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate
      for Financial Reporting Purposes                232,316       419,820

     Syndication Costs Treated as Reduction
       of Capital for Financial Reporting Purposes  3,336,442     3,336,442
                                                     --------     ---------
           Partners' Capital for
               Tax Reporting Purposes             $16,969,549  $ 16,939,728
                                                   ==========    ==========

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                             _______2002_______      _______2001_______
                              Carrying     Fair       Carrying    Fair
                               Amount     Value        Amount    Value

     Cash                  $      373  $      373  $      486  $      486
     Money Market Funds     2,454,485   2,454,485     938,212     938,212
                            ---------    --------   ---------   ---------
       Total Cash and
         Cash Equivalents  $2,454,858  $2,454,858  $  938,698 $   938,698
                            =========   =========   =========   =========


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

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September 1988, and has been elected to continue in these positions until December 2003. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance
        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the
Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.   EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2003:

   Name and Address                         Number of     Percent
   of Beneficial Owner                      Units Held    of Class

   AEI Fund Management XVIII, Inc.               0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                             5            *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                              0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson **                             0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

                                    *     Less than 1%
** Mr. Larson resigned as an officer of the Managing General Partner effective February 28, 2003.

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2002 and 2001.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2002, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2002.

                                                     Amount Incurred
Person or Entity                                      From Inception
 Receiving             Form and Method           (September 20, 1988) to
Compensation           of Compensation              December 31, 2002

AEI Securities, Inc. Selling Commissions equal to 7% of      $ 2,278,305
                     Proceeds plus a 3% nonaccountable
                     expense allowance, most of which
                     was reallowed to Participating
                     Dealers.

General Partners     Reimbursement at Cost for other         $ 1,064,137
and Affiliates       Organization and Offering Costs.

General Partners     Reimbursement at Cost for all           $   520,039
and Affiliates       Acquisition Expenses


General Partners     Reimbursement at Cost for all           $ 3,447,371
and Affiliates       Administrative Expenses
                     attributable to the Fund,
                     including all expenses related
                     to management of the Fund's
                     properties and all other transfer agency, reporting, partner relations and other administrative functions.

General Partners     Reimbursement at Cost for all           $   397,288
and Affiliates       expenses relatedto the disposition
                     of the Fund's properties.

General Partners     1% of Net Cash Flow in any fiscal       $   208,773
                     year until the Limited Partners have
                     received annual, non-cumulative
                     distributions of Net Cash Flow equal
                     to 10% of their Adjusted Capital
                     Contributions and 10% of any remaining
                     Net Cash Flow in such fiscal year.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

                                                    Amount Incurred
Person or Entity                                     From Inception
 Receiving             Form and Method          (September 20, 1988) to
Compensation           of Compensation             December 31, 2002

General Partners     15% of distributions of Net Proceeds    $    16,141
                     of Sale other than distributions necessary to restore Adjusted Capital Contributions and provide a 6% cumulative return to Limited
                     Partners. The General Partners will receive only 1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital
                     Contributions, plus (b) an amount equal
                     to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited Partners.


                             PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

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

     10.10 Net Lease Agreement dated April 10, 1996 between the Partnership, Robert P. Johnson and Tractor Supply Company relating to the property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit
     10.2 of Form 8-K filed on April 17, 1996).

     10.11 Net Lease Agreement dated August 29, 1996 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Americana Dining Corporation relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed on September 12, 1996).

     10.12 Net Lease Agreement dated July 30, 1977 between the Partnership and Fuddruckers, Inc. relating to the property at 12020 Pennsylvania Street, Thornton, Colorado (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on August 5, 1997).

     10.13 Net Lease Agreement dated December 23, 1997 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.75 of Form 10-KSB filed on March 23, 1998).

     10.14 Net Lease Agreement dated April 13, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit
     10.2 of Form 10-QSB filed on May 8, 1998).

     10.15 Net Lease Agreement dated May 1, 1998 between the Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on May 8,
     1998).

     10.16 Assignment of Lease dated May 18, 1998 between the Partnership and Alpha Group, LLC relating to the property at North Avenue and Wolf Road, Northlake, Illinois (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on July 31, 1998).

     10.17 First Amendment to Net Lease Agreement dated September 3, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real
     Estate Fund XVII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 9, 1998).

     10.18 Assignment of the Development Financing Agreement and Net Lease Agreement dated August 27, 1998 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 9, 1998).

     10.19 Net Lease Agreement dated June 29, 1998 between AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on November 9, 1998).

     10.20 First Amendment to Net Lease Agreement dated November 20, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.70 of Form 10-KSB filed on March 15, 1999).

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

                  A.   Exhibits -

                                Description

     10.21 Purchase Agreement for Fee Simple Undivided Interest and Assignment of Net Lease Agreement dated December 28, 1998 between the Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.71 of Form 10-KSB filed on March 15, 1999).

     10.22 First Amendment to Net Lease Agreement dated December 28, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to
     Exhibit 10.72 of Form 10-KSB filed on March 15, 1999).

     10.23 First Amendment to Net Lease Agreement dated January 27, 1999 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corp. relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.73 of Form 10-KSB filed on March 15, 1999).

     10.24 Net Lease Agreement dated June 30, 2000 between the Partnership, AEI Net Lease Income & Growth Fund XIX
     Limited  Partnership, AEI Income & Growth Fund 23  LLC,  AEI
     Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed on August  2, 2000).

     10.25 Purchase Agreement dated May 17, 2001 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Walter L. Schrock relating to the property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7, 2001).

     10.26 First Amendment to Net Lease Agreement dated July 11, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on August 7, 2001).

     99.1  Certification  of Chief Executive Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2  Certification  of Chief Financial Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       B.   Reports on Form 8-K - None.

ITEM 14.  CONTROLS AND PROCEDURES.

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

                               AEI REAL ESTATE FUND XVIII
                               Limited Partnership
                               By:  AEI  Fund Management  XVIII, Inc.
                                   Its Managing General Partner


March 21, 2003                 By:/s/ Robert P. Johnson
                                  Robert  P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                  Date


/s/ Robert P. Johnson   President  (Principal Executive Officer)  March 21, 2003
Robert P. Johnson       and Sole Director of Managing General Partner

/s/ Patrick W. Keene    Chief  Financial Officer and Treasurer    March 21, 2003
Patrick W. Keene        (Principal Accounting Officer)


                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund XVIII Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 21, 2003           /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XVIII, Inc.
                                 Managing General Partner

                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund XVIII Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 21, 2003           /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XVIII, Inc.
                                 Managing General Partner