Form 10QSB
period 2003-05-12
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2003-05-12
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

                Commission file number:  0-18289


            AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1622463__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


       __________________Not Applicable___________________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP


                              INDEX


                                                     Page

PART I.   FINANCIAL INFORMATION

    Item 1.  Balance Sheet as of March 31, 2003
             and December 31,2002                     3

             Statements for the Periods ended
             March 31, 2003 and 2002:

               Income                                 4

               Cash Flows                             5

               Changes in Partners' Capital           6

             Notes to Financial Statements          7 - 10

    Item 2.  Management's Discussion and Analysis  10 - 13

    Item 3.  Controls and Procedures                  14

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                        14

    Item 2.  Changes in Securities                    14

    Item 3.  Defaults Upon Senior Securities          14

    Item 4.  Submission of Matters to a
             Vote of Security Holders                 14

    Item 5.  Other Information                        14

    Item 6.  Exhibits and Reports on Form 8-K         15

               Signatures                             15

               Certifications                        16-17

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                               2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents              $  4,874,473 $ 2,454,858
  Receivables                                       0       6,740
                                             --------    --------
      Total Current Assets                  4,874,473   2,461,598
                                             --------    --------
INVESTMENTS IN REAL ESTATE:
  Land                                      4,355,837   4,770,593
  Buildings and Equipment                   8,576,625   9,536,257
  Property Acquisition Costs                    9,937           0
  Accumulated Depreciation                 (2,600,656) (2,897,209)
                                            ---------   ---------
      Net Investments in Real Estate       10,341,743  11,409,641
                                            ---------   ---------
           Total Assets                   $15,216,216 $13,871,239
                                            =========   =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.      $ 191,725 $   107,784
  Distributions Payable                       564,683     362,664
  Unearned Rent                                51,815           0
                                             --------   ---------
      Total Current Liabilities               808,223     470,448
                                             --------   ---------
PARTNERS' CAPITAL:
  General Partners                             15,538       5,466
  Limited Partners, $1,000 Unit Value;
      30,000 Units authorized; 22,783 Units Issued;
      19,638 and 19,656 Units outstanding
      in 2003 and 2002, respectively       14,392,455  13,395,325
                                             --------   ---------
      Total Partners' Capital              14,407,993  13,400,791
                                             --------   ---------
           Total Liabilities and
           Partners' Capital              $15,216,216 $13,871,239
                                             ========   =========

The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                              2003       2002

INCOME:
   Rent                                   $  440,203 $  481,737
   Investment Income                           8,164      3,097
                                           ---------  ---------
        Total Income                         448,367    484,834
                                           ---------  ---------

EXPENSES:
   Partnership Administration - Affiliates 66,832 75,015 Partnership Administration and Property
      Management - Unrelated Parties           9,927      9,687
      Depreciation                            74,352     84,874
                                           ---------  ---------
        Total Expenses                       151,111    169,576
                                           ---------  ---------

OPERATING INCOME                             297,256    315,258

GAIN ON SALE OF REAL ESTATE                1,303,013          0
                                           ---------  ---------
NET INCOME                                $1,600,269 $  315,258
                                           =========  =========

NET INCOME ALLOCATED:
   General Partners                       $   16,003 $    3,153
   Limited Partners                        1,584,266    312,105
                                           ---------  ---------
                                          $1,600,269 $  315,258
                                           =========  =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (19,638 and 19,784 weighted average Units
  outstanding in 2003 and 2002,
  respectively)                           $    80.67 $    15.78
                                           =========  =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                             2003         2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                           $ 1,600,269   $ 315,258

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                            74,352      84,874
     Gain on Sale of Real Estate         (1,303,013)          0
     Decrease in Receivables                  6,740           0
     Increase in Payable to
        AEI Fund Management, Inc.            83,941      14,955
     Increase in Unearned Rent               51,815      26,003
                                           ---------  ---------
            Total Adjustments            (1,086,165)    125,832
                                           ---------  ---------
        Net Cash Provided By
            Operating Activities            514,104     441,090
                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                (9,937)          0
   Proceeds from Sale of Real Estate      2,306,496           0
                                          ---------   ---------
        Net Cash Provided By
            Investing Activities          2,296,559           0
                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in
     Distributions Payable                  202,019      (1,932)
   Distributions to Partners               (576,514)   (375,097)
   Redemption Payments                      (16,553)    (60,033)
                                          ---------   ---------
        Net Cash Used For
            Financing Activities            (391,048)  (437,062)
                                           ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS  2,419,615      4,028

CASH AND CASH EQUIVALENTS,
beginning of period                        2,454,858    938,698
                                           ---------  ---------
CASH AND CASH EQUIVALENTS, end of period  $4,874,473 $  942,726
                                           =========  =========

The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                               Limited
                                                             Partnership
                           General      Limited                 Units
                           Partners    Partners      Total   Outstanding


BALANCE, December 31, 2001  $     0  $13,183,466  $13,183,466  19,849.85

  Distributions              (3,751)  (371,346)      (375,097)

  Redemption Payments          (600)   (59,433)       (60,033)    (65.50)

  Net Income                  3,153      312,105      315,258
                            -------    ---------    ---------  ---------
BALANCE, March 31, 2002     $(1,198) $13,064,792  $13,063,594  19,784.35
                            =======    =========    =========  =========


BALANCE, December 31, 2002  $ 5,466  $13,395,325  $13,400,791  19,655.68

  Distributions              (5,765)    (570,749)    (576,514)

  Redemption Payments          (166)     (16,387)     (16,553)    (18.00)

  Net Income                 16,003    1,584,266    1,600,269
                             ------    ---------    ---------  ---------
BALANCE, March 31, 2003     $15,538  $14,392,455  $14,407,993  19,637.68
                            =======    =========    =========  =========



 The accompanying Notes to Financial Statements are an integral part of this statement.
         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003

                           (Unaudited)

(1)The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  INVESTMENTS IN REAL ESTATE -

     On August 29, 2002, the Partnership sold 4.5071% of the Champps Americana restaurant in Columbus, Ohio, to an unrelated third party. The Partnership received net sale proceeds of $164,858, which resulted in a net gain of $65,528. The cost and related accumulated depreciation of the interest sold was $115,627 and $16,297, respectively.

     Through March 31, 2003, the Partnership sold 99.2394% of the Fuddruckers restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,989,027, which resulted in a net gain of $771,290. The total cost and related accumulated depreciation of the interests sold was $1,395,078 and $177,341, respectively. For the three months ended March
     31,  2003  and  2002,  the net gain was $286,861  and  $-0-, respectively.

     During the first three months of 2003, the Partnership sold the Children's World daycare center in Phoenix, Arizona, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,592,169, which resulted in a net gain of $1,016,152. The total cost and related accumulated depreciation of the interests sold was $883,486 and $307,469, respectively.

     Subsequent to March 31, 2003, the Partnership sold its 23.95% interest in the Champps Americana restaurant in Troy, Michigan, in six separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $1,646,000, which resulted in a net gain of approximately $583,000.

     During the first three months of 2003 and 2002, the Partnership distributed $202,020 and $34,998 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $10.18 and $1.75 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,075,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $107,500. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2003 and 2002, the Partnership recognized rental income of $440,203 and $481,737, respectively. During the same periods, the Partnership earned investment income of $8,164 and $3,097, respectively. In 2003, rental income decreased due to property sales. This decrease in rental income was partially offset by rent increases on eleven properties. In 2003, investment income increased due to the Partnership having more money invested in a money market account due to property sales.

       During the three months ended March 31, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $66,832 and $75,015, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,927 and $9,687, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of March 31, 2003, the Partnership's annualized regular cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the three months ended March 31, 2003, the Partnership's cash balances increased $2,419,615 as a result of cash generated from the sale of property and the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $441,090 in 2002 to $514,104 in 2003 as a result of a decrease in Partnership administration expenses in 2003, and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds form the sale of real estate. During the three months ended March 31, 2003, the Partnership generated cash flow from the sale of real estate of $2,306,496. During the same period, the Partnership expended $9,937 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On August 29, 2002, the Partnership sold 4.5071% of the Champps Americana restaurant in Columbus, Ohio, to an unrelated third party. The Partnership received net sale proceeds of $164,858, which resulted in a net gain of $65,528. The cost and related accumulated depreciation of the interest sold was $115,627 and $16,297, respectively.

        Through March 31, 2003, the Partnership sold 99.2394% of the Fuddruckers restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,989,027, which resulted in a net gain of $771,290. The total cost and related accumulated depreciation of the interests sold was $1,395,078 and $177,341, respectively. For the three months ended March 31, 2003 and 2002, the net gain was $286,861 and $-0-, respectively.

        During the first three months of 2003, the Partnership sold the Children's World daycare center in Phoenix, Arizona, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,592,169, which resulted in a net gain of $1,016,152. The total cost and related accumulated depreciation of the interests sold was $883,486 and $307,469, respectively.

        Subsequent to March 31, 2003, the Partnership sold its 23.95% interest in the Champps Americana restaurant in Troy, Michigan, in six separate transactions, to unrelated third
parties.    The  Partnership  received  net  sale   proceeds   of
approximately $1,646,000, which resulted in a net gain of approximately $583,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first three months of 2003 and 2002, the Partnership distributed $202,020 and $34,998 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $10.18 and $1.75 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

       On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,075,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $107,500. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis. In March 2003, the Partnership declared a bonus distribution of $202,020 of net sale proceeds, which resulted in higher distributions in 2003, when compared to 2002.

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

        On January 1, 2003, two Limited Partners redeemed a total of 18.0 Partnership Units for $16,387 in accordance with the Partnership Agreement. In prior years, a total of 227 Limited Partners redeemed 3,127.37 Partnership Units for $2,580,435. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

ITEM 5. OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                            Description

     10.1  Development Financing Agreement dated  April  3,  2003 between  the Partnership, AEI Real Estate Fund XVII  Limited
     Partnership and Kona Restaurant Group, Inc., relating to the property at 960 N. Highway 287, Mansfield, Texas.

     10.2  Net  Lease Agreement dated April 3, 2003  between  the
     Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc., relating to the property at 960 N. Highway 287, Mansfield, Texas.

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


Dated:  May 12, 2003          AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management XVIII, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By:  /s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

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



Dated:  May 12, 2003             /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XVIII, Inc.
                                 Managing General Partner

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



Dated:  May 12, 2003             /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XVIII, Inc.
                                 Managing General Partner