Form 10QSB
period 2003-08-08
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2003-08-14
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

                Commission file number:  0-18289


            AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1622463__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


               ___________Not Applicable__________
 (Former name, former address and former fiscal year, if changed since last report)

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


                              INDEX


                                                     Page

PART I.  Financial Information

    Item 1. Balance Sheet as of June 30, 2003
            and December 31, 2002                     3

        Statements for the Periods ended June 30, 2003 and 2002:

           Income                                     4

           Cash Flows                                 5

           Changes in Partners' Capital               6

        Notes to Financial Statements               7 - 12

    Item 2. Management's Discussion and Analysis    13 -17

    Item 3. Controls and Procedures                   17

PART II. Other Information

    Item 1. Legal Proceedings                         17

    Item 2. Changes in Securities                     17

    Item 3. Defaults Upon Senior Securities           18

    Item 4. Submission of Matters to a Vote of
            Security Holders                          18

    Item 5. Other Information                         18

    Item 6. Exhibits and Reports on Form 8-K          18

        Signatures                                    19

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents               $ 6,722,487 $ 2,454,858
  Receivables                                  20,964       6,740
                                             --------    --------
      Total Current Assets                  6,743,451   2,461,598
                                             --------    --------
INVESTMENTS IN REAL ESTATE:
  Land                                      3,835,601   4,770,593
  Buildings and Equipment                   7,141,657   9,536,257
  Construction in Progress                    568,272           0
      Accumulated Depreciation             (2,436,699) (2,897,209)
                                            ---------   ---------
      Net Investments in Real Estate        9,108,831  11,409,641
                                            ---------   ---------
           Total Assets                   $15,852,282 $13,871,239
                                            =========   =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $    41,807  $  107,784
  Distributions Payable                       359,226     362,664
  Unearned Rent                                51,939           0
                                             --------   ---------
      Total Current Liabilities               452,972     470,448
                                             --------   ---------
PARTNERS' CAPITAL:
  General Partners                             25,451       5,466
  Limited Partners, $1,000 Unit Value;
      30,000 Units authorized; 22,783
       Units Issued; 19,627 and 19,656
       Units outstanding in 2003 and 2002,
       respectively                        15,373,859  13,395,325
                                             --------   ---------
      Total Partners' Capital              15,399,310  13,400,791
                                             --------   ---------
          Total Liabilities and
              Partners' Capital           $15,852,282 $13,871,239
                                             ========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                              Three Months Ended    Six Months Ended
                              6/30/03   6/30/02     6/30/03   6/30/02

RENTAL INCOME                 $333,915 $362,866    $  660,847 $  725,697

EXPENSES:
   Partnership Administration
     - Affiliates               39,035   62,085       105,867    137,100
   Partnership Administration
     and Property Management -
     Unrelated Parties           8,292   10,101        17,670     19,481
   Depreciation                 53,648   63,655       107,779    127,309
                               -------  -------       -------    -------
        Total Expenses         100,975  135,841       231,316    283,890
                               -------  -------       -------    -------

OPERATING INCOME               232,940  227,025       429,531    441,807
OTHER INCOME:
   Interest Income              26,555    3,149        34,719      6,246
   Gain on Sale of Real Estate       0        0       286,861          0
                               -------  -------       -------    -------
        Total Other Income      26,555    3,149       321,580      6,246
                               -------  -------       -------    -------
INCOME FROM CONTINUING
   OPERATIONS                  259,495  230,174       751,111    448,053

Income from Discontinued
 Operations                  1,112,873   97,828     2,221,526    195,207
                              --------  -------       -------    -------
NET INCOME                  $1,372,368 $328,002    $2,972,637   $643,260
                              ========  =======       =======    =======

NET INCOME ALLOCATED:
   General Partners         $   13,723 $  3,280    $   29,726  $   6,433
   Limited Partners          1,358,645  324,722     2,942,911    636,827
                             ---------  -------      --------    -------
                            $1,372,368 $328,002    $2,972,637  $ 643,260
                              ========  =======      ========   ========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $    13.09 $  11.52    $    37.88 $    22.43
   Discontinued Operations       56.13     4.90        112.02       9.77
                               -------  -------       -------    -------
        Total               $    69.22  $ 16.42    $   149.90 $    32.20
                                ======   ======        ======     ======
Weighted Average Units
 Outstanding                    19,627   19,773        19,632     19,779
                                ======   ======        ======     ======

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2003         2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $ 2,972,637   $  643,260

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     136,712      169,749
     Gain on Sale of Real Estate                   (2,375,980)           0
     Increase in Receivables                          (14,224)           0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (65,977)      19,417
     Increase in Unearned Rent                         51,939       36,836
                                                    ---------    ---------
            Total Adjustments                      (2,267,530)     226,002
                                                    ---------    ---------
        Net Cash Provided By
           Operating Activities                       705,107      869,262
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (946,908)           0
   Proceeds from Sale of Real Estate                5,486,986            0
                                                    ---------    ---------
        Net Cash Provided By
           Investing Activities                     4,540,078            0
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (3,438)      (2,532)
   Distributions to Partners                         (947,465)    (749,581)
   Redemption Payments                                (26,653)     (70,765)
                                                    ---------    ---------
        Net Cash Used For
           Financing Activities                      (977,556)    (822,878)
                                                    ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS           4,267,629       46,384

CASH AND CASH EQUIVALENTS,
 beginning of period                                2,454,858      938,698
                                                    ---------    ---------
CASH AND CASH EQUIVALENTS,
 end of period                                     $6,722,487   $  985,082
                                                    =========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                  Limited
                                                                Partnership
                             General    Limited                    Units
                             Partners   Partners    Total       Outstanding


BALANCE, December 31, 2001  $     0  $13,183,466  $13,183,466    19,849.85

  Distributions              (7,496)    (742,085)    (749,581)

  Redemption Payments          (708)     (70,057)     (70,765)      (77.17)

  Net Income                  6,433      636,827      643,260
                           --------    ---------    ---------    ---------
BALANCE, June 30, 2002      $(1,771) $13,008,151  $13,006,380    19,772.68
                            =======    =========    =========    =========


BALANCE, December 31, 2002  $ 5,466  $13,395,325  $13,400,791    19,655.68

  Distributions              (9,474)    (937,991)    (947,465)

  Redemption Payments          (267)     (26,386)     (26,653)      (29.00)

  Net Income                 29,726    2,942,911    2,972,637
                           --------    ---------    ---------    ---------
BALANCE, June 30, 2003      $25,451  $15,373,859  $15,399,310    19,626.68
                            =======    =========    =========    =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

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

                          JUNE 30, 2003
                           (Continued)

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES -

     The Partnership's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective.
     Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.

     The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third
     parties using the proportionate consolidation method.   Each
     tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-
     common  interests.   The financial statements  reflect  only
     this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

 (4)  RECLASSIFICATION -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2003 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

 (5) INVESTMENTS IN REAL ESTATE -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. Certain lessees have been granted options to purchase the property at a formula price. In many of the leases, the option price is stated to be the greater of the price determined by the stated formula or the fair market value of the property as agreed upon by the parties or determined based on appraisals. In general, the formula price is determined in one of two ways. Under the first, the option price is the original purchase price of the property increased by a specified percentage per year, compounded annually. Under the second, the option price is determined by dividing the annual rent at the time the purchase option is exercised by a percentage. Based on the scheduled annual rent under the lease, the resulting option price would always be greater than the original purchase price. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

     On August 29, 2002, the Partnership sold 4.5071% of the Champps Americana restaurant in Columbus, Ohio, to an unrelated third party. The Partnership received net sale proceeds of $164,858, which resulted in a net gain of $65,528. The cost and related accumulated depreciation of the interest sold was $115,627 and $16,297, respectively.

     Through March 31, 2003, the Partnership sold 99.2394% of the Fuddruckers restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,989,027, which resulted in a net gain of $771,290. The total cost and related accumulated depreciation of the interests sold was $1,395,078 and $177,341, respectively. For the six months ended June 30, 2003 and 2002, the net gain was $286,861 and $-0-, respectively.

     In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,737,000, which will result in a net gain of approximately $572,000.

     During the first six months of 2003 and 2002, the Partnership distributed $202,020 and $34,998 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $10.18 and $1.75 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $378,635, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through June 30, 2003, the Partnership had advanced $568,272 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,075,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $107,500. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

     Subsequent to June 30, 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At June 30, 2003, the book value of the Razzoo's property owned by the Partnership is $861,166.


(6)  PAYABLE TO AEI FUND MANAGEMENT -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  DISCONTINUED OPERATIONS -

     During the first quarter of 2003, the Partnership sold the Children's World daycare center in Phoenix, Arizona, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,592,169, which resulted in a net gain of $1,016,152. The total cost and related accumulated depreciation of the interests sold was $883,486 and $307,469, respectively.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(7)  DISCONTINUED OPERATIONS - (Continued)

     During the second quarter of 2003, the Partnership sold its 23.95% interest in the Champps Americana restaurant in Troy, Michigan, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,657,062, which resulted in a net gain of $594,177. The total cost and related accumulated depreciation of the interests sold was $1,192,496 and $129,611, respectively.

     On May 15, 2003, the Partnership sold its 40.0% interest in the Tumbleweed restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $704,001, which resulted in a net gain of $201,568. At the time of sale, the cost and related accumulated depreciation was $554,269 and $51,836, respectively.

     During the second quarter of 2003, the Partnership sold 14.8503% of the Champps Americana restaurant in Centerville, Ohio, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $819,427, which resulted in a net gain of $277,222. The total cost and related accumulated depreciation of the interests sold was $587,075 and $44,870, respectively.

     Subsequent  to  June  30,  2003, the  Partnership  sold  its remaining 23.1497% interest in the Champs Americana restaurant in Centerville, Ohio, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $1,304,000, which resulted in a net gain of approximately $465,000.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                                 Three Months Ended    Six Months Ended
                                 6/30/03    6/30/02    6/30/03  6/30/02

Rental Income                  $   49,052  $119,850$   162,323 $238,756
Property Management Expenses         (434)     (802)      (983)  (1,109)
Depreciation                       (8,712)  (21,220)   (28,933) (42,440)
Gain on Disposal of Real Estate 1,072,967         0  2,089,119        0
                                  -------   -------    -------  -------
   Income from Discontinued
     Operations                $1,112,873  $ 97,828 $2,221,526 $195,207
                                  =======   =======    =======  =======

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        Management's discussion of the results of operations, liquidity and capital resources for the six months ended June 30, 2003 and 2002 includes comparisons of total rental income, expenses and gains (losses) on sales of real estate resulting from both Continuing and Discontinued Operations. Reference should be made to Note 7 of the Financial Statements for a summary of the components of Discontinued Operations.

        For the six months ended June 30, 2003 and 2002, the Partnership recognized rental income of $823,170 and $964,453, respectively. During the same periods, the Partnership earned interest income of $34,719 and $6,246, respectively. In 2003, rental income decreased mainly due to property sales. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2003 and rent increases on nine properties. In 2003, interest income increased due to the Partnership receiving interest from construction advances and having more money invested in a money market account due to property sales.

        During the six months ended June 30, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $105,867 and $137,100, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,653 and $20,590, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2003, the Partnership's annualized regular cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

        Subsequent to June 30, 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At June 30, 2003, the book value of the Razzoo's property owned by the Partnership is $861,166.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2003, the Partnership's cash balances increased $4,267,629 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $869,262 in 2002 to $705,107 in 2003 as a result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds form the sale of real estate. During the six months ended June 30, 2003, the Partnership generated cash flow from the sale of real estate of $5,486,986. During the same period, the Partnership expended $946,908 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On August 29, 2002, the Partnership sold 4.5071% of the Champps Americana restaurant in Columbus, Ohio, to an unrelated third party. The Partnership received net sale proceeds of $164,858, which resulted in a net gain of $65,528. The cost and related accumulated depreciation of the interest sold was $115,627 and $16,297, respectively.

        Through March 31, 2003, the Partnership sold 99.2394% of the Fuddruckers restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,989,027, which resulted in a net gain of $771,290. The total cost and related accumulated depreciation of the interests sold was $1,395,078 and $177,341, respectively. For the six months ended June 30, 2003 and 2002, the net gain was $286,861 and $-0-, respectively.

       During the first quarter of 2003, the Partnership sold the Children's World daycare center in Phoenix, Arizona, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,592,169, which resulted in a net gain of $1,016,152. The total cost and related accumulated depreciation of the interests sold was $883,486 and $307,469, respectively.

        During the second quarter of 2003, the Partnership sold its 23.95% interest in the Champps Americana restaurant in Troy, Michigan, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,657,062, which resulted in a net gain of $594,177. The total cost and related accumulated depreciation of the interests sold was $1,192,496 and $129,611, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On May 15, 2003, the Partnership sold its 40.0% interest in the Tumbleweed restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $704,001, which resulted in a net gain of $201,568. At the time of sale, the cost and related accumulated depreciation was $554,269 and $51,836, respectively.

        During the second quarter of 2003, the Partnership sold 14.8503% of the Champps Americana restaurant in Centerville, Ohio, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $819,427, which resulted in a net gain of $277,222. The total cost and related accumulated depreciation of the interests sold was $587,075 and $44,870, respectively.

        Subsequent to June 30, 2003, the Partnership sold its remaining 23.1497% interest in the Champs Americana restaurant in Centerville, Ohio, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $1,304,000, which resulted in a net gain of approximately $465,000.

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,737,000, which will result in a net gain of approximately $572,000.

        During the first six months of 2003 and 2002, the Partnership distributed $202,020 and $34,998 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $10.18 and $1.75 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

       On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $378,635, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through June 30, 2003, the Partnership had advanced $568,272 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,075,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $107,500. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On January 1, 2003, two Limited Partners redeemed a total of 18.0 Partnership Units for $16,387 in accordance with the Partnership Agreement. On April 1, 2003, one Limited Partner redeemed 11.0 Partnership Units for $9,999. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 227 Limited Partners redeemed 3,127.37 Partnership Units for $2,580,435. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3.   CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2. CHANGES IN SECURITIES

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    10.1 Purchase  Agreement dated  May  21,  2003,  between  the
    Partnership and Texas Taco Cabana, LP relating to the property at 7339 San Pedro Avenue, San Antonio, Texas.

    31.1 Certification of  Chief  Executive  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of  Chief  Financial  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32   Certification    of   Chief  Executive    Officer    and
    Chief  Financial  Officer  of  General  Partner  pursuant  to
    Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K - None.




                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 8, 2003        AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management XVIII, Inc.
                              Its: Managing General Partner



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