Form 10QSB
period 2003-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2003-11-13
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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

                        Yes [X]   No [ ]

         Transitional Small Business Disclosure Format:

                        Yes [ ]   No [X]




         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2003 and December 31, 2002

         Statements for the Periods ended September 30, 2003 and 2002:

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

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                                     2003            2002

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 5,935,778     $ 2,454,858
  Receivables                                              0           6,740
                                                  -----------     -----------
      Total Current Assets                         5,935,778       2,461,598
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,952,096       4,770,593
  Buildings and Equipment                          8,733,748       9,536,257
  Accumulated Depreciation                        (2,427,584)     (2,897,209)
                                                  -----------     -----------
      Net Investments in Real Estate              10,258,260      11,409,641
                                                  -----------     -----------
           Total  Assets                         $16,194,038     $13,871,239
                                                  ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    85,350     $   107,784
  Distributions Payable                              359,197         362,664
  Unearned Rent                                       33,248               0
                                                  -----------     -----------
      Total Current Liabilities                      477,795         470,448
                                                  -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                    28,621           5,466
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 22,783 Units Issued;
   19,580 and 19,656 Units outstanding
   in 2003 and 2002, respectively                 15,687,622      13,395,325
                                                  -----------     -----------
      Total Partners' Capital                     15,716,243      13,400,791
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $16,194,038     $13,871,239
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.
                    AEI REAL ESTATE FUND XVIII
                       LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                             Three Months Ended         Nine Months Ended
                            9/30/03      9/30/02      9/30/03       9/30/02

RENTAL INCOME               $ 362,604   $ 363,633   $1,023,451   $1,089,328

EXPENSES:
   Partnership Administration -
     Affiliates                58,715      51,937      164,582      189,037
   Partnership Administration
     and Property Management -
     Unrelated Parties          5,867      11,365       23,537       30,846
   Depreciation                61,489      62,355      169,268      189,664
                             ---------   ---------   ----------   ----------
       Total Expenses         126,071     125,657      357,387      409,547
                             ---------   ---------   ----------   ----------

OPERATING INCOME              236,533     237,976      666,064      679,781
OTHER INCOME:
   Interest Income             27,099       3,540       61,818        9,786
   Gain on Sale of Real Estate      0      65,528      286,861       65,528
                             ---------   ---------   ----------   ----------
        Total Other Income     27,099      69,068      348,679       75,314
                             ---------   ---------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                 263,632     307,044    1,014,743      755,095

Income from Discontinued
 Operations                   466,811      91,323    2,688,337      286,532
                             ---------   ---------   ----------   ----------
NET INCOME                  $ 730,443   $ 398,367   $3,703,080   $1,041,627
                             =========   =========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners         $   7,305   $   6,185   $   37,031   $   12,618
   Limited Partners           723,138     392,182    3,666,049    1,029,009
                             ---------   ---------   ----------   ----------
                            $ 730,443   $ 398,367   $3,703,080   $1,041,627
                             =========   =========   ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $   13.33   $   15.27   $    51.22   $    37.70
   Discontinued Operations      23.60        4.57       135.68        14.34
                             ---------   ---------   ----------   ----------
        Total               $   36.93   $   19.84   $   186.90   $    52.04
                             =========   =========   ==========   ==========
Weighted Average Units
  Outstanding                  19,580      19,769       19,615       19,775
                             =========   =========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                    2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                  $ 3,703,080     $ 1,041,627

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                   198,860         253,323
     Gain on Sale of Real Estate                 (2,839,379)        (65,528)
     (Increase) Decrease in Receivables               6,740          (1,294)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (22,434)         23,199
     Increase in Unearned Rent                       33,248          55,488
                                                 -----------     -----------
        Total Adjustments                        (2,622,965)        265,188
                                                 -----------     -----------
        Net Cash Provided By
           Operating Activities                   1,080,115       1,306,815
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                  (3,002,399)              0
     Proceeds from Sale of Real Estate            6,794,299         164,858
                                                 -----------     -----------
        Net Cash Provided By
           Investing Activities                   3,791,900         164,858
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (3,467)         (2,532)
   Distributions to Partners                     (1,318,416)     (1,124,067)
   Redemption Payments                              (69,212)        (74,421)
                                                 -----------     -----------
        Net Cash Used For
           Financing Activities                  (1,391,095)     (1,201,020)
                                                 -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS         3,480,920         270,653

CASH AND CASH EQUIVALENTS, beginning of period    2,454,858         938,698
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $ 5,935,778     $ 1,209,351
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                              General     Limited                     Units
                              Partners    Partners      Total      Outstanding


BALANCE, December 31, 2001  $      0    $13,183,466  $13,183,466    19,849.85

  Distributions              (11,241)    (1,112,826)  (1,124,067)

  Redemption Payments           (744)       (73,677)     (74,421)      (81.17)

  Net Income                  12,618      1,029,009    1,041,627
                             --------    -----------  -----------  -----------
BALANCE, September 30, 2002 $    633    $13,025,972  $13,026,605    19,768.68
                             ========    ===========  ===========  ===========


BALANCE, December 31, 2002  $  5,466    $13,395,325  $13,400,791    19,655.68

  Distributions              (13,184)    (1,305,232)  (1,318,416)

  Redemption Payments           (692)       (68,520)     (69,212)      (75.60)

  Net Income                  37,031      3,666,049    3,703,080
                             --------    -----------  -----------  -----------
BALANCE, September 30, 2003 $ 28,621    $15,687,622  $15,716,243    19,580.08
                             ========    ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

(2)  Organization -

     AEI Real Estate Fund XVIII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVIII, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

     Through March 31, 2003, the Partnership sold 99.2394% of the Fuddruckers restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,989,027, which resulted in a net gain of $771,290. The total cost and related accumulated depreciation of the interests sold was $1,395,078 and $177,341, respectively. For the nine months ended September 30, 2003 and 2002, the net gain was $286,861 and $-0-, respectively.

     In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,737,000, which will result in a net gain of approximately $572,000.

     Subsequent to September 30, 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Clive, Iowa to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $2,100,000, which will result in a net gain of approximately $1,192,000.

     During the first nine months of 2003 and 2002, the Partnership distributed $287,767 and $34,998 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $14.52 and $1.75 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(5)  Investments in Real Estate - (Continued)

     On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10.0%. On September 3, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $103,250. The Partnership's share of the total purchase price, including the cost of the land, was $1,028,422. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

     On August 27, 2003, the Partnership purchased a 24% interest in a Garden Ridge retail store in Woodlands, Texas for $1,973,977. The property is leased to Cypress/GR Woodlands I, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $226,209. The remaining interests in the property were purchased by AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Real Estate Fund XV Limited Partnership, affiliates of the Partnership.

     In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through November 30, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At September 30, 2003, the book value of the Razzoo's property owned by the Partnership is $856,781.


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

                       SEPTEMBER 30, 2003
                           (Continued)

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

     During the first nine months of 2003, the Partnership sold its 38.0% interest in the Champps Americana restaurant in Centerville, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,126,740, which resulted in a net gain of $740,621. The total cost and related accumulated depreciation of the interests sold was $1,502,252 and $116,133, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                                Three Months Ended       Nine Months Ended
                                 9/30/03    9/30/02    9/30/03      9/30/02

Rental Income                  $  4,606    $119,850   $  166,929    $358,608
Property Management Expenses       (535)     (7,308)      (1,518)     (8,417)
Depreciation                       (659)    (21,219)     (29,592)    (63,659)
Gain on Disposal of Real Estate 463,399           0    2,552,518           0
                                --------    --------   ----------    -------
  Income from Discontinued
    Operations                 $466,811    $ 91,323   $2,688,337    $286,532
                                ========    ========   ==========    =======


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

Results of Operations

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized rental income from continuing operations of $1,023,451 and $1,089,328, respectively. In 2003, rental income decreased mainly due to sales of the Fuddruckers restaurant and the Champps Americana restaurant in Columbus, Ohio. This decrease in rental income was partially offset by additional rent received from two property acquisitions in 2003 and rent increases on ten properties.

       For the nine months ended September 30, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $164,582 and $189,037, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,537 and $30,846, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized interest income of $61,818 and $9,786, respectively. In 2003, interest income increased due to the Partnership receiving interest from construction advances and having more money invested in a money market account due to property sales.

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized gain on sale of real estate from continuing operations of $286,861 and $65,528, respectively, from the sale of two properties. Since the Partnership retains an ownership interest in these properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

        On August 29, 2002, the Partnership sold 4.5071% of the Champps Americana restaurant in Columbus, Ohio, to an unrelated third party. The Partnership received net sale proceeds of $164,858, which resulted in a net gain of $65,528. The cost and related accumulated depreciation of the interest sold was $115,627 and $16,297, respectively.

        Through March 31, 2003, the Partnership sold 99.2394% of the Fuddruckers restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,989,027, which resulted in a net gain of $771,290. The total cost and related accumulated depreciation of the interests sold was $1,395,078 and $177,341, respectively. For the nine months ended September 30, 2003 and 2002, the net gain was $286,861 and $-0-, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In May 2003, the Partnership entered into an Agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,737,000, which will result in a net gain of approximately $572,000.

        Subsequent to September 30, 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Clive, Iowa to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $2,100,000, which will result in a net gain of approximately $1,192,000.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future  rents.  However, rents are current through  November  30,
2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At September 30, 2003, the book value of the Razzoo's property owned by the Partnership is $856,781.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $2,688,337, representing rental income less property management expenses and depreciation of $135,819 and gain on disposal of real estate of $2,552,518. For the nine months ended September 30, 2002, the Partnership recognized income from discontinued operations of $286,532, representing rental income less property management expenses and depreciation.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the first nine months of 2003, the Partnership sold its 38.0% interest in the Champps Americana restaurant in Centerville, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,126,740, which resulted in a net gain of $740,621. The total cost and related accumulated depreciation of the interests sold was $1,502,252 and $116,133, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2003, the Partnership's cash balances increased $3,480,920 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2002, the Partnership's cash balances increased $270,653 as a result of cash generated from the sale of property and the Partnership distributed less cash to the Partners than it generated from operating activities.

        Net cash provided by operating activities decreased from $1,306,815 in 2002 to $1,080,115 in 2003 as a result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds form the sale of real estate. During the nine months ended September 30, 2003 and September 30, 2002, the Partnership generated cash flow from the sale of real estate of $6,794,299 and $164,858, respectively. During the nine months ended September 30, 2003, the Partnership expended $3,002,399 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

       On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10.0%. On September 3, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $103,250. The Partnership's share of the total purchase price, including the cost of the land, was $1,028,422. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On August 27, 2003, the Partnership purchased a 24% interest in a Garden Ridge retail store in Woodlands, Texas for $1,973,977. The property is leased to Cypress/GR Woodlands I, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $226,209. The remaining interests in the property were purchased by AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Real Estate Fund XV Limited Partnership, affiliates of the Partnership.

        The Partnership's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis.

       For the nine months ended September 30, 2003 and 2002, the Partnership declared distributions of $1,318,416 and $1,124,067, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,305,232 and $1,112,826 and the General Partners received distributions of $13,184 and $11,241 for the periods, respectively. In March 2003, the Partnership declared a bonus distribution of $202,020 of net sale proceeds, which resulted in higher distributions in 2003, when compared to 2002.

        During the first nine months of 2003 and 2002, the Partnership distributed $287,767 and $34,998 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $14.52 and $1.75 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On January 1, 2003, two Limited Partners redeemed a total of 18.0 Partnership Units for $16,387 in accordance with the Partnership Agreement. On April 1, 2003, one Limited Partner redeemed 11.0 Partnership Units for $9,999. On July 1, 2003, six Limited Partners redeemed a total of 46.6 Units for $42,134. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 227 Limited Partners redeemed 3,127.37 Partnership Units for $2,580,435. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    10.1 Assignment of Purchase Agreement dated August 19, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 6, 2003).

    10.2 Assignment of Lease, Indemnity and Assumption Agreement dated August 27, 2003 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC, AEI Real Estate Fund XV Limited Partnership and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 6, 2003).

    10.3 First Amendment to Net Lease Agreement dated September 3, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 960 N.Highway 287, Mansfield, Texas.

    10.4  Purchase  Agreement dated October 15,  2003  between  the
          Partnership  and  Steward  Real   Estate   Services,  LLC
          relating to the Property at 1301 N.W. 114th Street, Clive,
          Iowa.

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

    32    Certification  of  Chief  Executive  Officer  and  Chief
          Financial  Officer  of  General   Partner   pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K  -  During the  quarter  ended
                                        September  30,  2003,  the
                                        Partnership filed  a  Form
                                        8-K dated September 6,2003
                                        reporting  the acquisition
                                        of a Garden  Ridge  retail
                                        store in Woodlands, Texas.




                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 11, 2003     AEI Real Estate Fund XVIII
                              Limited Partnership
                              By:  AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By:/s/ Patrick W Keene
                                     Patrick W. Keene
                                     Chief Financial Officer
                                     (Principal Accounting Officer)