Form 10KSB
period 2003-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2004-03-29
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

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

The Issuer's revenues for year ended December 31, 2003 were $880,353.

As of February 29, 2004, there were 19,517.583 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,517,583.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Real Estate Fund XVIII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 20, 1988. The registrant is comprised of AEI Fund Management XVIII, Inc. (AFM) as Managing General Partner, Robert
P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $30,000,000 of limited partnership interests (the "Units") (30,000 Units at $1,000 per Unit) pursuant to a registration statement effective December 5, 1988. The Partnership commenced operations on February 15, 1989 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The Partnership's offering terminated December 4, 1990 when the extended offering period expired. The Partnership received subscriptions for 22,783.05 Limited Partnership Units ($22,783,050).

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

Property Activity

       On June 30, 2000, the Partnership purchased a 24% interest in a parcel of land in Alpharetta, Georgia for $385,920. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $32,803. Effective November 26, 2000, the annual rent was increased to $37,627. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $88,735. The Partnership's share of the total acquisition costs, including the cost of the land, was $895,503. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through March 31, 2004 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. In late 2003, the lessee closed the restaurant and has indicated they are no longer interested in operating a restaurant at the site. The Partnership is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership has determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2003, the property was classified as Real Estate Held for Sale.

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

        Through March 31, 2003, the Partnership sold 99.2394% of the Fuddruckers restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,989,027, which resulted in a net gain of $771,290. The total cost and related accumulated depreciation of the interests sold was $1,395,078 and $177,341, respectively. For the years ended December 31, 2003 and 2002, the net gain was $286,861 and $484,429, respectively.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On May 15, 2003, the Partnership sold its 40% interest in the Tumbleweed restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $704,001, which resulted in a net gain of $201,568. At the time of sale, the cost and related accumulated depreciation was $554,269 and $51,836, respectively.

       During the first nine months of 2003, the Partnership sold its 38% interest in the Champps Americana restaurant in Centerville, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,126,740, which resulted in a net gain of $740,621. The total cost and related accumulated depreciation of the interests sold was $1,502,252 and $116,133, respectively.

       In October 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Clive, Iowa to an unrelated third party. Subsequent to December 31, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $2,100,000, which resulted in a net gain of approximately $1,192,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $907,656.

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,157,654.

       On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10%. On September 3, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $103,250. The Partnership's share of the total purchase price, including the cost of the land, was $1,028,886. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

        On August 27, 2003, the Partnership purchased a 24% interest in a Garden Ridge retail store in Woodlands, Texas for $1,995,850. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $226,209. The remaining interests in the property were purchased by AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Real Estate Fund XV Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        Subsequent to December 31, 2003, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR has verbally communicated that they are interested in confirming the Lease for this site. It is possible GR will attempt to negotiate a rent reduction or other concessions for this site. GR was current on rent through January 2004. The rent for February is considered a pre-petition obligation, which will be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Partnership received rent for March and expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs required to maintain the property.

       Subsequent to December 31, 2003, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for approximately $2,035,000. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        Subsequent to December 31, 2003, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Auburn, New York for approximately $2,244,000. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $185,000. AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, entered into an agreement to purchase the remaining interest in the property.

Major Tenants

        During 2003, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 64% of total rental revenue in 2003. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2004 and future years. However, the tenant of the Cheddars restaurant will not continue to be a major tenant since the property was sold in January 2004. In addition, it is likely the tenant of the Taco Cabana restaurants will not continue to be a major tenant as it is likely one of the restaurants will be sold in 2004. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2003.

                             Total Property               Annual     Annual
                   Purchase   Acquisition                 Lease      Rent Per
Property             Date        Costs     Lessee         Payment    Sq. Ft.

Children's World                           Knowledge
Daycare Center                             Learning
 Blue Springs, MO   6/27/90  $  791,271 Enterprises, Inc. $109,068   $13.64

Children's World                           Knowledge
Daycare Center                             Learning
 Lenexa, KS         9/13/90  $  983,527 Enterprises, Inc. $137,209   $17.12

Taco Cabana Restaurant                    Texas Taco
  San Antonio, TX  12/29/90  $1,406,426   Cabana L.P.     $244,514   $89.30

Cheddar's Restaurant                       Heartland
 Clive, IA          1/22/91  $1,392,249 Restaurant Corp.  $226,479   $31.46

Children's World                           Knowledge
Daycare Center                             Learning
 Westerville, OH    6/21/91  $  990,261 Enterprises, Inc. $134,930   $16.91

Taco Cabana Restaurant
 San Antonio, TX                          Texas Taco
 (9.3699%)          7/19/91  $  107,933   Cabana L.P.     $ 18,389   $43.86

Applebee's Restaurant                       Concord
 Destin, FL                              Neighborhood
 (5.8291%)          11/1/91  $   65,215   Corporation     $ 10,287   $36.68

Children's World                          Knowledge
Daycare Center                            Learning
 Columbus, OH       8/10/92  $1,019,202 Enterprises, Inc. $139,793   $15.83

Tractor Supply
 Company Store
 Bristol, VA                            Tractor Supply
 (7.5158%)          4/10/96  $   96,765 Company, Inc.     $ 11,568   $ 8.21

Champps Americana
 Restaurant                                Champps
 Columbus, OH                             Operating
 (.5061%)           8/29/96  $   12,984  Corporation      $  1,627   $39.35

Fuddruckers Restaurant
 Thornton, CO
 (.7606%)           7/30/97  $   10,693 Fuddruckers, Inc. $  1,291   $34.10

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

                             Total Property               Annual     Annual
                   Purchase   Acquisition                 Lease      Rent Per
Property             Date        Costs     Lessee         Payment    Sq. Ft.

Tumbleweed Restaurant
 Chillicothe, OH                         Tumbleweed,
 (43.9634%)        11/20/98  $  560,612     Inc.          $ 61,821   $25.65

Old Country Buffet
 Restaurant                                 OCB
 North Lake, IL    12/29/98  $1,350,804 Restaurant Co.    $143,000   $15.90

Razzoo's Restaurant
 Alpharetta, GA
 (24%)              7/11/01  $  895,503 Razzoo's, Inc.    $ 89,622   $46.13

Garden Ridge
 Retail Store
 Woodlands, TX                          Garden Ridge,
 (24%)              8/27/03  $1,995,850     L.P.          $226,209   $ 8.44

Johnny Carino's
 Restaurant
 Mansfield, TX                          Kona Restaurant
 (50%)               9/3/03  $1,028,886   Group, Inc.     $103,250   $31.93


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Tumbleweed restaurant are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and an unrelated third party. The remaining interests in the Razzoo's restaurant are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Garden Ridge retail store are owned by AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and unrelated third parties. The remaining interest in the Johnny Carino's restaurant is owned by AEI Real Estate Fund XVII Limited Partnership. The remaining interests in the Taco Cabana restaurant in San Antonio, Texas, the Applebee's restaurant in Destin, Florida, the Tractor Supply Company store, the Fuddruckers restaurant, and the Champps Americana restaurant are owned by unrelated third parties.

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

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

        The initial Lease terms are 20 years, except for the Taco Cabana, Razzoo's, and Tumbleweed restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Johnny Carino's and Fuddruckers restaurants, which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant and Garden Ridge retail store, which have renewal options that may extend the Lease terms an additional 20 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years or 39 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        Through December 31, 2003, all properties listed above were 100% occupied.

ITEM 3.LEGAL PROCEEDINGS.

       None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 1,436 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

           During  2003, 18 Limited Partners redeemed a total  of
133.10 Partnership Units for $120,203 in accordance with the Partnership Agreement. During 2002, 26 Limited Partners redeemed a total of 194.17 Partnership Units for $175,988. The
Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 201 Limited Partners redeemed 2,933.20 Partnership Units for $2,404,447. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,214 and $1,778 in 2003 and 2002, respectively.

       Cash distributions of $25,277 and $14,985 were made to the General Partners and $2,502,468 and $1,483,566 were made to the Limited Partners in 2003 and 2002, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $1,151,204 and $34,648 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2003 and 2002, the Partnership recognized rental income from continuing operations of $880,353 and $887,824, respectively. In 2003, rental income decreased due to sales of the Fuddruckers restaurant and the Champps Americana restaurant in Columbus, Ohio. This decrease in rental income was partially offset by additional rent received from two property acquisitions in 2003 and rent increases on eight properties.

        For the years ended December 31, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $206,816 and $220,455, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,351 and $26,491, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        Subsequent to December 31, 2003, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR has verbally communicated that they are interested in confirming the Lease for this site. It is possible GR will attempt to negotiate a rent reduction or other concessions for this site. GR was current on rent through January 2004. The rent for February is considered a pre-petition obligation, which will be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Partnership received rent for March and expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs required to maintain the property.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2003 and 2002, the Partnership recognized interest income of $76,309 and $14,123, respectively. In 2003, interest income increased due to the Partnership receiving interest from construction advances and having more money invested in a money market account due to property sales.

        For the years ended December 31, 2003 and 2002, the Partnership recognized gain on sale of real estate from continuing operations of $286,861 and $549,957, respectively, from the sale of two properties. Since the Partnership retains an ownership interest in these properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

        On August 29, 2002, the Partnership sold 4.5071% of the Champps Americana restaurant in Columbus, Ohio, to an unrelated third party. The Partnership received net sale proceeds of $164,858, which resulted in a net gain of $65,528. The cost and related accumulated depreciation of the interest sold was $115,627 and $16,297, respectively.

        Through March 31, 2003, the Partnership sold 99.2394% of the Fuddruckers restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,989,027, which resulted in a net gain of $771,290. The total cost and related accumulated depreciation of the interests sold was $1,395,078 and $177,341, respectively. For the years ended December 31, 2003 and 2002, the net gain was $286,861 and $484,429, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $2,920,842, representing rental income less property management expenses, depreciation and real estate impairment of $620,723 and gain on disposal of real estate of $2,552,518, which were partially offset by a real estate impairment loss of $252,399. For the year ended December 31, 2002, the Partnership recognized income from discontinued operations of $873,420, representing rental income less property management expenses and depreciation.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On May 15, 2003, the Partnership sold its 40% interest in the Tumbleweed restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $704,001, which resulted in a net gain of $201,568. At the time of sale, the cost and related accumulated depreciation was $554,269 and $51,836, respectively.

       During the first nine months of 2003, the Partnership sold its 38% interest in the Champps Americana restaurant in Centerville, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,126,740, which resulted in a net gain of $740,621. The total cost and related accumulated depreciation of the interests sold was $1,502,252 and $116,133, respectively.

       In October 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Clive, Iowa to an unrelated third party. Subsequent to December 31, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $2,100,000, which resulted in a net gain of approximately $1,192,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $907,656.

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,157,654.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through March 31, 2004 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. In late 2003, the lessee closed the restaurant and has indicated they are no longer interested in operating a restaurant at the site. The Partnership is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

       Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership has determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2003, the property was classified as Real Estate Held for Sale.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In 2003, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in 2004 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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

Liquidity and Capital Resources

       During the year ended December 31, 2003, the Partnership's cash balances increased $3,321,747 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2002, the Partnership's cash balances increased $1,516,160 as a result of cash generated from the sale of property and the Partnership distributed less cash to the Partners than it generated from operating activities.

        Net cash provided by operating activities decreased from $1,755,521 in 2002 to $1,366,469 in 2003 as a result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds form the sale of real estate. During the years ended December 31, 2003 and December 31, 2002, the Partnership generated cash flow from the sale of real estate of $6,794,299 and $1,439,558, respectively. During the year ended December 31, 2003, the Partnership expended $3,024,736 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10%. On September 3, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $103,250. The Partnership's share of the total purchase price, including the cost of the land, was $1,028,886. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

        On August 27, 2003, the Partnership purchased a 24% interest in a Garden Ridge retail store in Woodlands, Texas for $1,995,850. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $226,209. The remaining interests in the property were purchased by AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Real Estate Fund XV Limited Partnership, affiliates of the Partnership.

       Subsequent to December 31, 2003, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for approximately $2,035,000. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        Subsequent to December 31, 2003, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Auburn, New York for approximately $2,244,000. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $185,000. AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, entered into an agreement to purchase the remaining interest in the property.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2003 and 2002, the Partnership declared distributions of $2,527,745 and $1,498,551, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,502,468 and $1,483,566 and the General Partners received distributions of $25,277 and $14,985 for the periods, respectively. In March and December 2003, the
Partnership declared bonus distributions of $202,020 and $838,384, respectively, of net sale proceeds, which resulted in higher distributions in 2003 and a higher distributions payable at December 31, 2003.

         During 2003 and 2002, the Partnership distributed $1,162,833 and $34,998 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $58.89 and $1.75 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2003,  18 Limited Partners redeemed  a  total  of
133.10 Partnership Units for $120,203 in accordance with the Partnership Agreement. During 2002, 26 Limited Partners redeemed a total of 194.17 Partnership Units for $175,988. The
Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 201 Limited Partners redeemed 2,933.20 Partnership Units for $2,404,447. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,214 and $1,778 in 2003 and 2002, respectively.

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



         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2003 and 2002

Statements for the Years Ended December 31, 2003 and 2002:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS




To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund XVIII Limited Partnership (a Minnesota limited partnership) as of December 31, 2003 and 2002 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                        /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                           Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 23, 2004

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS
                                                  2003          2002
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 5,776,605   $ 2,454,858
  Receivables                                           0         6,740
                                               -----------   -----------
      Total Current Assets                      5,776,605     2,461,598
                                               -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          2,330,739     4,770,593
  Buildings and Equipment                       6,683,264     9,536,257
  Accumulated Depreciation                     (1,722,648)   (2,897,209)
                                               -----------   -----------
                                                7,291,355    11,409,641
  Real Estate Held for Sale                     2,665,310             0
                                               -----------   -----------
      Net Investments in Real Estate            9,956,665    11,409,641
                                               -----------   -----------
           Total  Assets                      $15,733,270   $13,871,239
                                               ===========   ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    18,384   $   107,784
  Distributions Payable                         1,197,541       362,664
                                               -----------   -----------
      Total Current Liabilities                 1,215,925       470,448
                                               -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                 28,251         5,466
  Limited Partners, $1,000 per Unit;
    30,000 Units authorized; 22,783 Issued;
    19,523 and 19,656 Units outstanding in
    2003 and 2002, respectively                14,489,094    13,395,325
                                               -----------   -----------
     Total Partners' Capital                   14,517,345    13,400,791
                                               -----------   -----------
      Total Liabilities and Partners'Capital  $15,733,270   $13,871,239
                                               ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l

                                                  2003           2002

RENTAL INCOME                                 $   880,353    $   887,824

EXPENSES:
  Partnership Administration - Affiliates         206,816        220,455
  Partnership Administration and Property
     Management - Unrelated Parties                16,351         26,491
  Depreciation                                    175,482        184,736
                                               -----------    -----------
      Total Expenses                              398,649        431,682
                                               -----------    -----------

OPERATING INCOME                                  481,704        456,142

OTHER INCOME:
  Interest Income                                  76,309         14,123
  Gain on Sale of Real Estate                     286,861        549,957
                                               -----------    -----------
      Total Other Income                          363,170        564,080
                                               -----------    -----------

INCOME FROM CONTINUING OPERATIONS                 844,874      1,020,222

Income from Discontinued Operations             2,920,842        873,420
                                               -----------    -----------
NET INCOME                                    $ 3,765,716    $ 1,893,642
                                               ===========    ===========
NET INCOME ALLOCATED:
  General Partners                            $    49,276    $    22,229
  Limited Partners                              3,716,440      1,871,413
                                               -----------    -----------
                                              $ 3,765,716    $ 1,893,642
                                               ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                      $     42.56    $     50.99
   Discontinued Operations                         147.13          43.79
                                               -----------    -----------
         Total                                $    189.69    $     94.78
                                               ===========    ===========
Weighted Average  Units  Outstanding               19,592         19,745
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 3l

                                                    2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $ 3,765,716   $ 1,893,642

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   270,393       334,934
     Real Estate Impairment                         252,399             0
     Gain on Sale of Real Estate                 (2,839,379)     (549,957)
     (Increase) Decrease in Receivables               6,740        (6,740)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (89,400)       83,642
                                                 -----------   -----------
           Total Adjustments                     (2,399,247)     (138,121)
                                                 -----------   -----------
       Net Cash Provided By
           Operating Activities                   1,366,469     1,755,521
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                  (3,024,736)            0
     Proceeds from Sale of Real Estate            6,794,299     1,439,558
                                                 -----------   -----------
       Net Cash Provided By
           Investing Activities                   3,769,563     1,439,558
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (Decrease) in Distributions Payable   834,877        (2,602)
     Distributions to Partners                   (2,527,745)   (1,498,551)
     Redemption Payments                           (121,417)     (177,766)
                                                 -----------   -----------
       Net Cash Used For
         Financing Activities                    (1,814,285)   (1,678,919)
                                                 -----------   -----------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                          3,321,747     1,516,160

CASH AND CASH EQUIVALENTS, beginning of period    2,454,858       938,698
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, end of period        $ 5,776,605   $ 2,454,858
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 3l


                                                                  Limited
                                                                Partnership
                             General    Limited                    Units
                             Partners   Partners    Total       Outstanding


BALANCE, December 31, 2001 $      0   $13,183,466  $13,183,466   19,849.85

  Distributions             (14,985)   (1,483,566)  (1,498,551)

  Redemption Payments        (1,778)     (175,988)    (177,766)    (194.17)

  Net Income                 22,229     1,871,413    1,893,642
                            --------   -----------  -----------  -----------
BALANCE, December 31, 2002    5,466    13,395,325   13,400,791   19,655.68

  Distributions             (25,277)   (2,502,468)  (2,527,745)

  Redemption Payments        (1,214)     (120,203)    (121,417)    (133.10)

  Net Income                 49,276     3,716,440    3,765,716
                            --------   -----------  -----------  ----------
BALANCE, December 31, 2003 $ 28,251   $14,489,094  $14,517,345   19,522.58
                            ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Real Estate Fund XVIII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVIII, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. (AEI), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

                   DECEMBER 31, 2003 AND 2002

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

                   DECEMBER 31, 2003 AND 2002

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2003  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2002   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions -

     The Partnership owns a 43.9634% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and an unrelated third party. The Partnership owns a 24% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owns a 24% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC, affiliates of the Partnership, and unrelated third parties. AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership, owned a 21% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owns a 50% interest in a Johnny Carino's restaurant. The remaining interest in this property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 50% interest in a Jared Jewelry store in Lakewood, Colorado. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

     The Partnership owned a 23.95% interest in a Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. AEI Real Estate Fund XV Limited Partnership and AEI Real Estate Fund XVII Limited Partnership owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owned a 40% interest in a Tumbleweed restaurant in Columbus, Ohio. AEI Net Lease Income & Growth Fund XIX Limited Partnership owned a 60% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owned a 38% interest in a Champps Americana restaurant in Centerville, Ohio. AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2003         2002
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 207,752    $ 223,395
                                                 ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.           $  19,316    $  41,935
                                                 ========     ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership
  from  the lessees in the amount of $20,063
  for 2003.                                     $  25,205    $      0
                                                 ========     ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $ 188,564    $  57,155
                                                 ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Taco Cabana, Razzoo's, and Tumbleweed restaurants, and the Children's World daycare centers, which have Lease terms of 15 years and the Johnny
     Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Johnny Carino's and Fuddruckers restaurants, which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant and Garden Ridge retail store, which have renewal options that may extend the Lease terms an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

     The Partnership's properties are commercial, single-tenant buildings. One of the Taco Cabana restaurants in San Antonio, Texas was constructed in 1984, renovated in 1991 and acquired by the Partnership after the renovation. The Children's World in Columbus, Ohio was constructed and acquired in 1992. The Tractor Supply Company store and Champps Americana restaurant in Columbus, Ohio were constructed and acquired in 1996. The Fuddruckers restaurant was constructed and acquired in 1997. The Old Country Buffet and Tumbleweed restaurants were constructed and acquired in 1998. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. The Garden Ridge retail store was constructed in 2001 and acquired in 2003. The Johnny Carino's restaurant was constructed and acquired in 2003. The remaining properties were constructed and acquired in either 1990 or 1991. There have been no costs capitalized as improvements subsequent to the acquisitions.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2003  are   as
     follows:

                               Buildings and              Accumulated
Property                Land     Equipment    Total       Depreciation

Children's World,
 Blue Springs, MO    $  162,290  $   628,981  $  791,271    $  304,410
Children's World,
 Lenexa, KS             185,788      797,739     983,527       377,983
Children's World,
   Westerville, OH      157,848      832,413     990,261       373,238
Taco Cabana,
 San Antonio, TX         61,004       46,929     107,933        19,176
Applebee's, Destin, FL   30,239       34,976      65,215        16,655
Children's World,
   Columbus, OH         157,569      861,633   1,019,202       353,404
Tractor Supply Company,
   Bristol, VA           31,092       65,673      96,765        18,266
Champps Americana,
   Columbus, OH           4,373        8,611      12,984         2,236
Fuddruckers,Thornton, CO  3,383        7,310      10,693         1,624
Tumbleweed,
 Chillicothe, OH        229,387      331,225     560,612        60,528
Old Country Buffet,
 Northlake, IL          342,896    1,007,908   1,350,804       169,385
Garden Ridge,
 Woodlands, TX          584,784    1,411,066   1,995,850        17,638
Johnny Carino's,
 Mansfield, TX          380,086      648,800   1,028,886         8,105
                      ----------  -----------  ----------    ----------
                     $2,330,739  $ 6,683,264  $9,014,003    $1,722,648
                      ==========  ===========  ==========    ==========


     On August 29, 2002, the Partnership sold 4.5071% of the Champps Americana restaurant in Columbus, Ohio, to an unrelated third party. The Partnership received net sale proceeds of $164,858, which resulted in a net gain of $65,528. The cost and related accumulated depreciation of the interest sold was $115,627 and $16,297, respectively.

     Through March 31, 2003, the Partnership sold 99.2394% of the Fuddruckers restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,989,027, which resulted in a net gain of $771,290. The total cost and related accumulated depreciation of the interests sold was $1,395,078 and $177,341, respectively. For the years ended December 31, 2003 and 2002, the net gain was $286,861 and $484,429, respectively.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10%. On September 3, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $103,250. The Partnership's share of the total purchase price, including the cost of the land, was $1,028,886.

     On August 27, 2003, the Partnership purchased a 24% interest in a Garden Ridge retail store in Woodlands, Texas for $1,995,850. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $226,209.

     Subsequent to December 31, 2003, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR has verbally communicated that they are interested in confirming the Lease for this site. It is possible GR will attempt to negotiate a rent reduction or other concessions for this site. GR was current on rent through January 2004. The rent for February is considered a pre-petition obligation, which will be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs required to maintain the property.

     Subsequent to December 31, 2003, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for approximately $2,035,000. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     Subsequent to December 31, 2003, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Auburn, New York for approximately $2,244,000. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $185,000. AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, entered into an agreement to purchase the remaining interest in the property.

     The Partnership owns a 9.3699% interest in a Taco Cabana restaurant in San Antonio, Texas, a 5.8291% interest in an Applebee's restaurant in Destin, Florida, a 7.5158% interest in a Tractor Supply Company store and a .5061% interest in a Champps Americana restaurant in Columbus, Ohio. The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2003, the minimum future rent payments required by the leases are as follows:

                       2004          $ 1,656,920
                       2005            1,575,168
                       2006            1,112,414
                       2007              994,960
                       2008              909,228
                       Thereafter      7,413,170
                                      -----------
                                     $13,661,860
                                      ===========

     There were no contingent rents recognized in 2003 and 2002.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                    2003         2002
      Tenants                     Industry

     Knowledge Learning
        Enterprises, Inc.        Child Care     $  540,168  $  623,785
     Texas Taco Cabana L.P.      Restaurant        255,454     248,136
     Heartland Restaurant Corp.  Restaurant        226,109     243,863
     Champps Americana Group     Restaurant            N/A     306,517
                                                 ----------  ----------

     Aggregate rent revenue of major tenants    $1,021,731  $1,422,301
                                                 ==========  ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 64%         74%
                                                 ==========  ==========

(6)  Discontinued Operations -

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

     On May 15, 2003, the Partnership sold its 40% interest in the Tumbleweed restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $704,001, which resulted in a net gain of $201,568. At the time of sale, the cost and related accumulated depreciation was $554,269 and $51,836, respectively.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations - (Continued)

     During the first nine months of 2003, the Partnership sold its 38% interest in the Champps Americana restaurant in Centerville, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,126,740, which resulted in a net gain of $740,621. The total cost and related accumulated depreciation of the interests sold was $1,502,252 and $116,133, respectively.

     In October 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Clive, Iowa to an unrelated third party. Subsequent to December 31, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $2,100,000, which resulted in a net gain of approximately $1,192,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $907,656.

     In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,157,654.

     During 2003 and 2002, the Partnership distributed $1,162,833 and $34,998 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $58.89 and $1.75 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. In late 2003, the lessee closed the restaurant and has indicated they are no longer interested in operating a restaurant at the site. The Partnership is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations - (Continued)

     Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership has determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2003, the property was classified as Real Estate Held for Sale.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                 2003       2002

     Rental Income                          $  719,535   $1,042,002
     Property Management Expenses               (3,901)     (18,384)
     Depreciation                              (94,911)    (150,198)
     Real Estate Impairment                   (252,399)           0
     Gain on Disposal of Real Estate         2,552,518            0
                                             ----------   ----------
       Income from Discontinued Operations  $2,920,842   $  873,420
                                             ==========   ==========

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Partners' Capital -

     Cash distributions of $25,277 and $14,985 were made to the General Partners and $2,502,468 and $1,483,566 were made to the Limited Partners for the years ended December 31, 2003 and 2002, respectively. The Limited Partners' distributions represent $127.73 and $75.14 per Limited Partnership Unit outstanding using 19,592 and 19,745 weighted average Units in 2003 and 2002, respectively. The distributions represent $127.73 and $75.14 per Unit of Net Income.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $1,151,204 and $34,648 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2003 and 2002 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During 2003, 18 Limited Partners redeemed a total of 133.10 Partnership Units for $120,203 in accordance with the
     Partnership Agreement. During 2002, 26 Limited Partners redeemed a total of 194.17 Partnership Units for $175,988. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,214 and $1,778 in 2003 and 2002, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $1,026.19 per original $1,000 invested.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2003         2002
     Net Income for Financial
      Reporting Purposes                  $3,765,716   $1,893,642

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      17,638       29,488

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes        252,399            0

     Gain on Sale of Real Estate for
        Tax Purposes Under Gain for
        Financial Reporting Purposes         (44,095)    (216,992)
                                           ----------   ----------
           Taxable Income to Partners     $3,991,658   $1,706,138
                                           ==========   ==========

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                 2003         2002

     Partners' Capital for
       Financial  Reporting Purposes          $14,517,345   $13,400,791

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate
      for Financial Reporting Purposes            458,258       232,316

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting
       Purposes                                 3,336,442     3,336,442
                                               -----------   -----------
           Partners' Capital for
               Tax  Reporting Purposes        $18,312,045   $16,969,549
                                               ===========   ===========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2003                     2002
                           Carrying        Fair      Carrying      Fair
                            Amount         Value       Amount      Value

     Cash                $        0   $         0   $       373  $       373
     Money Market Funds    5,776,605    5,776,605     2,454,485    2,454,485
                          ----------   -----------   -----------  ----------
      Total Cash and
       Cash Equivalents  $ 5,776,605  $ 5,776,605   $ 2,454,858  $2,454,858
                          ==========   ===========   ===========  ==========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XVIII, Inc. (AFM), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer,
President  and  sole  director  of AFM,  the  Individual  General
Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1988, and has been elected to continue in these positions until December 2004. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

       Since Mr. Johnson serves as the Individual General Partner of the Partnership, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Individual General Partner, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the
Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. With the exception of Patrick Keene, who filed his initial report on Form 3 late, based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.


ITEM 10.   EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XVIII, Inc.          0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        5            *
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

*     Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2003 and 2002.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2003, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2003.

                                                        Amount Incurred
Person or Entity                                        From Inception
 Receiving                   Form and Method        (September 20, 1988) to
Compensation                 of Compensation            December 31, 2003

AEI Securities, Inc.  Selling Commissions equal to           $2,278,305
                      7% of proceeds plus a 3%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for other        $1,064,137
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  545,244
Affiliates            Acquisition Expenses


General Partners and  Reimbursement at Cost for all          $3,655,123
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all          $  585,852
Affiliates            expenses related to the disposition
                      of the Fund's properties.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           (Continued)

                                                       Amount Incurred
Person or Entity                                        From Inception
 Receiving                   Form and Method        (September 20, 1988) to
Compensation                 of Compensation            December 31, 2003

General Partners      1%  of  Net Cash Flow in any           $  223,636
                      fiscal year until the Limited
                      Partners have received annual,
                      non-cumulative distributions of
                      Net Cash Flow  equal to 10% of
                      their Adjusted Capital Contributions
                      and 10% of any remaining Net Cash
                      Flow in such fiscal year.

General Partners      15%  of distributions of Net           $   27,769
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


                             PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

             A.   Exhibits -
                               Description

     3.1 Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration
     Statement  on Form S-11 filed September 26, 1988  [File  No.
     33-24419]).

     3.2    Limited   Partnership  Agreement   (incorporated   by
     reference  to  Exhibit 3.2 of the registrant's  Registration
     Statement  on Form S-11 filed September 26, 1988  [File  No.
     33-24419]).

     10.1 Net Lease Agreement dated June 26, 1990 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 2100 North Highway 7, Blue Springs, Missouri (incorporated by reference to Exhibit
     10.6 of Form 10-K filed July 27, 1992).

     10.2 Net Lease Agreement dated September 13, 1990 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 8555 Monrovia Street, Lenexa, Kansas (incorporated by reference to Exhibit 10.8 of Form 10-K filed July 27, 1992).

     10.3 Net Lease Agreement dated December 29, 1990 between the Partnership and Taco Cabana, Inc. relating to the Property at 7339 San Pedro Avenue, San Antonio, Texas (incorporated by reference to Exhibit 10.9 of Form 10-K filed July 27, 1992).


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

            A.   Exhibits -

                                Description

     10.4 Net Lease Agreement dated January 22, 1991 between the Partnership and Heartland Restaurant Corporation relating to the Property at 1301 N.W. 114th Street, Clive, Iowa (incorporated by reference to Exhibit 10.10 of Form 10-K filed July 27, 1992).

     10.5 Net Lease Agreement dated June 20, 1991 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 1231 Sunbury Road, Westerville, Ohio (incorporated by reference to Exhibit 10.12 of Form 10-K filed July 27, 1992).

     10.6 Net Lease Agreement dated July 19, 1991 between the Partnership and Taco Cabana, Inc. relating to the Property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.13 of Form 10-K filed July 27,
     1992).

     10.7 Net Lease Agreement dated October 31, 1991 between the Partnership and T.S.S.O., Inc. relating to the Property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.15 of Form 10-K filed July 27,
     1992).

     10.8 Net Lease Agreement dated July 28, 1992 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 4885 Cherry Bottom Road, Columbus, Ohio (incorporated by reference to Exhibit 10.17 of Form 10-K filed March 29, 1993).

     10.9 Net Lease Agreement dated April 10, 1996 between the Partnership, Robert P. Johnson and Tractor Supply Company relating to the Property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit
     10.2 of Form 8-K filed April 17, 1996).

     10.10 Net Lease Agreement dated August 29, 1996 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Americana Dining Corporation relating to the Property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed September 12, 1996).

     10.11 Net Lease Agreement dated July 30, 1977 between the Partnership and Fuddruckers, Inc. relating to the Property at 12020 Pennsylvania Street, Thornton, Colorado (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed August 5, 1997).

     10.12 Net Lease Agreement dated April 13, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street,
     Chillicothe,  Ohio  (incorporated by  reference  to  Exhibit
     10.2 of Form 10-QSB filed May 8, 1998).

     10.13 Assignment of Lease dated May 18, 1998 between the Partnership and Alpha Group, LLC relating to the Property at North Avenue and Wolf Road, Northlake, Illinois (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed July 31, 1998).

     10.14 First Amendment to Net Lease Agreement dated November 20, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.70 of Form 10-KSB filed March 15, 1999).

     10.15 Net Lease Agreement dated June 30, 2000 between the Partnership, AEI Net Lease Income & Growth Fund XIX
     Limited  Partnership, AEI Income & Growth Fund 23  LLC,  AEI
     Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the Property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed August 2, 2000).

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

            A.  Exhibits -

                             Description

     10.16 First Amendment to Net Lease Agreement dated July 11, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the Property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed August 7,
     2001).

     10.17 Development Financing Agreement dated April 3, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc., relating to the Property at 960 N. Highway 287, Mansfield, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 12, 2003).

     10.18 Net Lease Agreement dated April 3, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc., relating to the Property at 960 N. Highway 287, Mansfield, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 12, 2003).

     10.19 Purchase Agreement dated May 21, 2003, between the Partnership and Texas Taco Cabana, LP relating to the Property at 7339 San Pedro Avenue, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 8, 2003).

     10.20 Assignment of Purchase Agreement dated August 19, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 6, 2003).

     10.21 Assignment of Lease, Indemnity and Assumption Agreement dated August 27, 2003 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC, AEI Real Estate Fund XV Limited Partnership and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 6, 2003).

     10.22 First Amendment to Net Lease Agreement dated September 3, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 960 N. Highway 287, Mansfield, Texas (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 11, 2003).

     10.23 Purchase Agreement dated October 15, 2003 between the Partnership and Steward Real Estate Services, LLC relating to the Property at 1301 N.W. 114th Street, Clive, Iowa (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 11, 2003).

     10.24 Assignment of Purchase Agreement dated January 2, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Fund Management, Inc. relating to the Property at 14145 West Colfax Avenue, Lakewood, Colorado (incorporated by reference to Exhibit
     10.1 of Form 8-K filed February 17, 2004).

     10.25 Assignment of Purchase Agreement dated January 9, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Fund Management, Inc. relating to the Property at 157 Grant Avenue, Auburn, New York.

     10.26 Assignment and Assumption of Lease dated February 5, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Translakewood, LLC relating to the Property at 14145 West Colfax Avenue, Lakewood, Colorado (incorporated by reference to Exhibit
     10.2 of Form 8-K filed February 17, 2004).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.


       B.   Reports on Form 8-K - None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                            2003       2002

     Audit Fees                           $  11,359   $ 10,355
     Audit-Related Fees                         532          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  11,891   $ 10,355
                                           =========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

        Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership's audit committee.
                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEI REAL ESTATE FUND XVIII
                               Limited Partnership
                               By:  AEI  Fund Management  XVIII, Inc.
                                   Its Managing General Partner


March 19, 2004                 By: /s/ Robert P Johnson
                                       Robert  P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                         Date


/s/Robert P Johnson   President (Principal Executive  Officer) March 19, 2004
   Robert P.Johnson   and Sole Director of Managing General
                      Partner

/s/Patrick W Keene    Chief Financial Officer  and  Treasurer  March 19, 2004
   Patrick W.Keene    (Principal Accounting Officer)