Form 10QSB
period 2004-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2004-05-14
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2004 and December 31, 2003

         Statements for the Periods ended March 31, 2004 and 2003:

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

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                     2004          2003
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 4,994,709   $ 5,776,605

INVESTMENTS IN REAL ESTATE:
  Land                                             3,281,653     2,330,739
  Buildings and Equipment                          7,787,027     6,683,264
  Accumulated Depreciation                        (1,782,399)   (1,722,648)
                                                  -----------   -----------
                                                   9,286,281     7,291,355
  Real Estate Held for Sale                        1,757,654     2,665,310
                                                  -----------   -----------
      Net Investments in Real Estate              11,043,935     9,956,665
                                                  -----------   -----------
           Total  Assets                         $16,038,644   $15,733,270
                                                  ===========   ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    60,561   $    18,384
  Distributions Payable                              342,841     1,197,541
  Unearned Rent                                       56,623             0
                                                  -----------   -----------
      Total Current Liabilities                      460,025     1,215,925
                                                  -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                    38,864        28,251
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Units Issued;
   19,448 and 19,523 Units outstanding in
   2004 and 2003, respectively                    15,539,755    14,489,094
                                                  -----------   -----------
      Total Partners' Capital                     15,578,619    14,517,345
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $16,038,644   $15,733,270
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2004          2003

RENTAL INCOME                                    $   280,851    $   189,150

EXPENSES:
   Partnership  Administration  -  Affiliates         49,321         65,716
   Partnership Administration and Property
      Management - Unrelated Parties                   9,644          9,961
   Depreciation                                       59,751         37,800
                                                  -----------    -----------
        Total Expenses                               118,716        113,477
                                                  -----------    -----------

OPERATING INCOME                                     162,135         75,673

OTHER INCOME:
   Interest Income                                    13,922          8,164
   Gain on Sale of Real Estate                             0        286,861
                                                  -----------    -----------
        Total Other Income                            13,922        295,025
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                    176,057        370,698

Income from Discontinued Operations                1,304,634      1,229,571
                                                  -----------    -----------
NET INCOME                                       $ 1,480,691    $ 1,600,269
                                                  ===========    ===========
NET INCOME ALLOCATED:
   General Partners                              $    14,807    $    16,003
   Limited Partners                                1,465,884      1,584,266
                                                  -----------    -----------
                                                 $ 1,480,691    $ 1,600,269
                                                  ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                         $      8.96    $     18.69
   Discontinued Operations                             66.41          61.98
                                                  -----------    -----------
         Total                                   $     75.37    $     80.67
                                                  ===========    ===========
Weighted Average Units Outstanding                    19,448         19,638
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $ 1,480,691   $ 1,600,269

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       59,751        74,352
     Gain on Sale of Real Estate                    (1,223,369)   (1,303,013)
     Decrease in Receivables                                 0         6,740
     Increase in Payable to
        AEI Fund Management, Inc.                       42,177        83,941
     Increase in Unearned Rent                          56,623        51,815
                                                    -----------   -----------
          Total Adjustments                         (1,064,818)   (1,086,165)
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       415,873       514,104
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (2,054,677)       (9,937)
   Proceeds from Sale of Real Estate                 2,131,025     2,306,496
                                                    -----------   -----------
        Net Cash Provided By
            Investing Activities                        76,348     2,296,559
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable       (854,700)      202,019
   Distributions to Partners                          (354,138)     (576,514)
   Redemption Payments                                 (65,279)      (16,553)
                                                    -----------   -----------
        Net Cash Used For
          Financing Activities                      (1,274,117)     (391,048)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (781,896)    2,419,615

CASH AND CASH EQUIVALENTS, beginning of period       5,776,605     2,454,858
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 4,994,709   $ 4,874,473
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners       Total    Outstanding


BALANCE, December 31, 2002  $   5,466   $13,395,325  $13,400,791   19,655.68

  Distributions                (5,765)     (570,749)    (576,514)

  Redemption Payments            (166)      (16,387)     (16,553)     (18.00)

  Net Income                   16,003     1,584,266    1,600,269
                             ---------   -----------  -----------  ----------
BALANCE, March 31, 2003     $  15,538   $14,392,455  $14,407,993   19,637.68
                             =========   ===========  ===========  ==========


BALANCE, December 31, 2003  $  28,251   $14,489,094  $14,517,345   19,522.58

  Distributions                (3,541)     (350,597)    (354,138)

  Redemption Payments            (653)      (64,626)     (65,279)     (74.70)

  Net Income                   14,807     1,465,884    1,480,691
                             ---------   -----------  -----------  ----------
BALANCE, March 31, 2004     $  38,864   $15,539,755  $15,578,619   19,447.88
                             =========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

(4)  Investments in Real Estate -

     On January 1, 2003, the Partnership owned 35.6811% of the Fuddruckers restaurant. During the first quarter of 2003, the Partnership sold 34.9205% of the property, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $714,327, which resulted in a net gain of $286,861. The total cost and related accumulated depreciation of the interests sold was $490,902 and $63,436, respectively.

     On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10%. On September 3, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $103,250. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,028,886. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR has verbally communicated that they are interested in confirming the Lease for this site. In April 2004, GR submitted a written proposal requesting a 28% reduction in monthly rent. The Partnership is gathering market information about the site to prepare a counter-proposal. With the exception of February, GR was current on all rents due through May 2004. The rent for February is considered a pre-petition obligation, which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs required to maintain the property.

     On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,054,677. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

     In January 2004, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Auburn, New York for approximately $2,244,000. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $185,000. AEI Net Lease Income & Growth Fund XIX Limited Partnership entered into an agreement to purchase the remaining interest in the property.

     Subsequent to March 31, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for approximately $1,549,000. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

(5)  Payable to AEI Fund Management -

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

     During the first nine months of 2003, the Partnership sold its 38% interest in the Champps Americana restaurant in Centerville, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,126,740, which resulted in a net gain of $740,621. The total cost and related accumulated depreciation of the interests sold was $1,502,252 and $116,133, respectively. For the three months ended March 31, 2003, the net gain was $-0-.

     In October 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Clive, Iowa to an unrelated third party. On January 6, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,131,025, which resulted in a net gain of $1,223,369. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $907,656.

     In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the first three months of 2004 and 2003, the Partnership distributed $102,244 and $202,020 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.20 and $10.18 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                  2004          2003

     Rental Income                            $   86,578    $  251,053
     Property Management Expenses                 (5,313)       (1,082)
     Depreciation                                      0       (36,552)
     Gain on Disposal of Real Estate           1,223,369     1,016,152
                                               ----------    ----------
          Income from Discontinued Operations $1,304,634    $1,229,571
                                               ==========    ==========

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

Results of Operations

        For the three months ended March 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $280,851 and $189,150, respectively. In 2004, rental income increased due to additional rent received from three property acquisitions in 2003 and 2004 and rent increases on five properties. These increases were partially offset by a decrease in rental income due to the sale of the Fuddruckers restaurant.

        For the three months ended March 31, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $49,321 and $65,716, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,644 and $9,961, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR verbally communicated that they are interested in confirming the Lease for this site. In April 2004, GR submitted a written proposal requesting a 28% reduction in monthly rent. The Partnership is gathering market information about the site to prepare a counter-proposal. With the exception of February, GR was current on all rents due through May 2004. The rent for February is considered a pre-petition obligation, which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs required to maintain the property.

        For the three months ended March 31, 2004 and 2003, the Partnership recognized interest income of $13,922 and $8,164, respectively. In 2004, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the three months ended March 31, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $286,861 from the sale of the Fuddruckers restaurant. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

        On January 1, 2003, the Partnership owned 35.6811% of the Fuddruckers restaurant. During the first quarter of 2003, the Partnership sold 34.9205% of the property, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $714,327, which resulted in a net gain of $286,861. The total cost and related accumulated depreciation of the interests sold was $490,902 and $63,436, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2004, the Partnership recognized income from discontinued operations of $1,304,634, representing rental income less property management expenses of $81,265 and gain on disposal of real estate of $1,223,369. For the three months ended March 31, 2003, the Partnership recognized income from discontinued operations of $1,229,571, representing rental income less property management expenses and depreciation of $213,419 and gain on disposal of real estate of $1,016,152.

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

       During the first nine months of 2003, the Partnership sold its 38% interest in the Champps Americana restaurant in Centerville, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,126,740, which resulted in a net gain of $740,621. The total cost and related accumulated depreciation of the interests sold was $1,502,252 and $116,133, respectively. For the three months ended March 31, 2003, the net gain was $-0-.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In October 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Clive, Iowa to an unrelated third party. On January 6, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,131,025, which resulted in a net gain of $1,223,369. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $907,656.

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through May 31, 2004 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. In late 2003, the lessee closed the restaurant and has indicated they are no longer interested in operating a restaurant at the site. The Partnership is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

       Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

        In 2003 and the first quarter of 2004, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability during the remainder of 2004 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2004, the Partnership's cash balances decreased $781,896 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the three months ended March 31, 2003, the Partnership's cash balances increased $2,419,615 as a result of cash generated from the sale of property and the Partnership distributed less cash to the Partners than it generated from operating activities.

        Net cash provided by operating activities decreased from $514,104 in 2003 to $415,873 in 2004 as a result of a decrease in total rental and interest income in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2004.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $2,131,025 and $2,306,496, respectively. During the same period, the Partnership expended $2,054,677 and $9,937, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

       On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10%. On September 3, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $103,250. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,028,886. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.


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

        On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,054,677. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

       In January 2004, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Auburn, New York for approximately $2,244,000. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $185,000. AEI Net Lease Income & Growth Fund XIX Limited Partnership entered into an agreement to purchase the remaining interest in the property.

        Subsequent to March 31, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for approximately $1,549,000. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

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

        For the three months ended March 31, 2004 and 2003, the Partnership declared distributions of $354,138 and $576,514, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $350,597 and $570,749 and the General Partners received distributions of $3,541 and $5,765 for the periods, respectively. In March and December 2003, the Partnership declared bonus distributions of $202,020 and $838,384, respectively, of net sale proceeds, which resulted in higher distributions in 2003 and a higher distributions payable at December 31, 2003.

        During the first three months of 2004 and 2003, the Partnership distributed $102,244 and $202,020 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.20 and $10.18 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       On January 1, 2004, nine Limited Partners redeemed a total of 74.7 Partnership Units for $64,626 in accordance with the Partnership Agreement. On January 1, 2003, two Limited Partners redeemed a total of 18 Partnership Units for $16,387. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 227 Limited Partners redeemed 3,127.37 Partnership Units for $2,580,435. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $653 and $166 in 2004 and 2003, respectively.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

    10.1  Assignment of Purchase Agreement dated April  22,  2004
    between  the  Partnership  and  AEI  Fund  Management,   Inc.
    relating to the Property at 4296 Kent Road, Stow, Ohio.

    10.2 Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Net Lease Income & Growth Fund
    XIX Limited Partnership and PRECO II CRIC LLC relating to the Property at 4296 Kent Road, Stow, Ohio.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - During  the quarter  ended
                                       March   31,   2004,    the
                                       Partnership filed  a  Form
                                       8-K dated January 8, 2004,
                                       reporting  the disposition
                                       of    the        Cheddar's
                                       restaurant in Clive, Iowa.

                                       During  the  quarter ended
                                       March  31,    2004,    the
                                       Partnership  filed  a Form
                                       8-K dated February 17,2004,
                                       reporting  the acquisition
                                       of  a Jared Jewelry  store
                                       in Lakewood, Colorado.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 11, 2004          AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)