Form 10QSB
period 2004-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2004-08-13
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2004 and December 31, 2003

         Statements for the Periods ended June 30, 2004 and 2003:

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

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                   2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,077,232    $ 5,776,605
  Receivables                                       44,454              0
                                                -----------    -----------
      Total Current Assets                       1,121,686      5,776,605
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,705,821      2,330,739
  Buildings and Equipment                       10,216,440      6,683,264
  Accumulated Depreciation                      (1,858,350)    (1,722,648)
                                                -----------    -----------
                                                13,063,911      7,291,355
  Real Estate Held for Sale                      1,757,654      2,665,310
                                                -----------    -----------
      Net Investments in Real Estate            14,821,565      9,956,665
                                                -----------    -----------
           Total  Assets                       $15,943,251    $15,733,270
                                                ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    18,149    $    18,384
  Distributions Payable                            342,825      1,197,541
  Unearned Rent                                     77,242              0
                                                -----------    -----------
      Total Current Liabilities                    438,216      1,215,925
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  38,128         28,251
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Units Issued;
   19,430 and 19,523 Units outstanding in
   2004 and 2003, respectively                  15,466,907     14,489,094
                                                -----------    -----------
      Total Partners' Capital                   15,505,035     14,517,345
                                                -----------    -----------
       Total Liabilities and Partners' Capital $15,943,251    $15,733,270
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended        Six Months Ended
                                6/30/04      6/30/03     6/30/04      6/30/03

RENTAL INCOME                 $  360,665   $  195,763  $  641,516  $  384,913

EXPENSES:
   Partnership Administration -
     Affiliates                   55,057       39,035     104,378     105,867
   Partnership Administration and
     Property Management -
     Unrelated Parties             9,633        6,198      19,277      16,024
   Depreciation                   75,951       37,317     135,702      75,117
                               ----------   ----------  ----------  ----------
        Total Expenses           140,641       82,550     259,357     197,008
                               ----------   ----------  ----------  ----------

OPERATING INCOME                 220,024      113,213     382,159     187,905
OTHER INCOME:
   Interest Income                 6,328       26,555      20,250      34,719
   Gain on Sale of Real Estate         0            0           0     286,861
                               ----------   ----------  ----------  ----------
     Total Other Income            6,328       26,555      20,250     321,580
                               ----------   ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                    226,352      139,768     402,409     509,485

Income from Discontinued
  Operations                      70,241    1,232,600   1,374,875   2,463,152
                               ----------   ----------  ----------  ----------
NET INCOME                    $  296,593   $1,372,368  $1,777,284  $2,972,637
                               ==========   ==========  ==========  ==========
NET INCOME ALLOCATED:
   General Partners           $    2,966   $   13,723  $   17,773  $   29,726
   Limited Partners              293,627    1,358,645   1,759,511   2,942,911
                               ----------   ----------  ----------  ----------
                              $  296,593   $1,372,368  $1,777,284  $2,972,637
                               ==========   ==========  ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $    11.53   $     7.05  $    20.49  $    25.69
   Discontinued Operations          3.58        62.17       70.02      124.21
                               ----------   ----------  ----------  ----------
        Total                 $    15.11   $    69.22  $    90.51  $   149.90
                               ==========   ==========  ==========  ==========
Weighted Average Units
 Outstanding                      19,430       19,627      19,439      19,632
                               ==========   ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                  2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                 $ 1,777,284    $ 2,972,637

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                  135,702        136,712
   Gain on Sale of Real Estate                  (1,223,369)    (2,375,980)
     Increase in Receivables                       (44,454)       (14,224)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (235)       (65,977)
     Increase in Unearned Rent                      77,242         51,939
                                                -----------    -----------
            Total Adjustments                   (1,055,114)    (2,267,530)
                                                -----------    -----------
        Net Cash Provided By
           Operating Activities                    722,170        705,107
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                   (5,908,258)      (946,908)
   Proceeds from Sale of Real Estate             2,131,025      5,486,986
                                                -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                 (3,777,233)     4,540,078
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable              (854,716)        (3,438)
   Distributions to Partners                      (708,271)      (947,465)
   Redemption Payments                             (81,323)       (26,653)
                                                -----------    -----------
        Net Cash Used For
          Financing Activities                  (1,644,310)      (977,556)
                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                        (4,699,373)     4,267,629

CASH AND CASH EQUIVALENTS, beginning of period   5,776,605      2,454,858
                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period       $ 1,077,232    $ 6,722,487
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $  5,466    $13,395,325  $13,400,791   19,655.68

  Distributions               (9,474)      (937,991)    (947,465)

  Redemption Payments           (267)       (26,386)     (26,653)     (29.00)

  Net Income                  29,726      2,942,911    2,972,637
                             --------    -----------  ----------- -----------
BALANCE, June 30, 2003      $ 25,451    $15,373,859  $15,399,310   19,626.68
                             ========    ===========  =========== ===========


BALANCE, December 31, 2003  $ 28,251    $14,489,094  $14,517,345   19,522.58

  Distributions               (7,083)      (701,188)    (708,271)

  Redemption Payments           (813)       (80,510)     (81,323)     (92.70)

  Net Income                  17,773      1,759,511    1,777,284
                             --------    -----------  ----------- -----------
BALANCE, June 30, 2004      $ 38,128    $15,466,907  $15,505,035   19,429.88
                             ========    ===========  =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR has reported rejecting the leases of nine of 44 stores and said that is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed and GR has been negotiating with the property owners to arrive at an agreement to modify rental terms that will induce GR to confirm the Lease for this property. GR and the property owners are in the process of finalizing a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The proposed amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rental payments for two months during the first six months following GR's confirmation of the Lease with the court.

     With the exception of February, GR has made all rental payments due through August 2004 under its current lease. The rent for February is considered a pre-petition obligation which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. As part of the proposed lease amendment, GR would pay the rent for February. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR will be obligated to comply with all Lease terms as amended. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

     On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,055,991. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

     On April 30, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for $1,570,703. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

     On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,281,564. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $184,753. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

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

     During the first nine months of 2003, the Partnership sold its 38% interest in the Champps Americana restaurant in Centerville, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,126,740, which resulted in a net gain of $740,621. The total cost and related accumulated depreciation of the interests sold was $1,502,252 and $116,133, respectively. For the six months ended June 30, 2003, the net gain was $277,222.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At June 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

     During the first six months of 2004 and 2003, the Partnership distributed $102,244 and $202,020 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.20 and $10.18 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current. The Partnership held a personal guarantee, which expired on July 11, 2004, from the majority shareholder of the lessee for payment of all rents. In late 2003, the lessee closed the restaurant and has indicated they are no longer interested in operating a restaurant at the site. The Partnership is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

     Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At June 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                               Three Months Ended      Six Months Ended
                              6/30/04      6/30/03    6/30/04      6/30/03

Rental Income                $   83,535  $  187,204  $  170,113   $  438,257
Property Management Expenses    (13,294)     (2,528)    (18,607)      (2,629)
Depreciation                          0     (25,043)          0      (61,595)
Gain on Disposal of Real Estate       0   1,072,967   1,223,369    2,089,119
                              ----------  ----------  ----------   ----------
  Income from Discontinued
    Operations               $   70,241  $1,232,600  $1,374,875   $2,463,152
                              ==========  ==========  ==========   ==========

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the six months ended June 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $641,516 and $384,913, respectively. In 2004, rental income increased due to additional rent received from five property acquisitions in 2003 and 2004 and rent increases on five properties. These increases were partially offset by a decrease in rental income due to the sale of the Fuddruckers restaurant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For  the  six  months ended June 30, 2004 and  2003,  the
Partnership incurred Partnership administration expenses from affiliated parties of $104,378 and $105,867, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,277 and $16,024, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR has reported rejecting the leases of nine of 44 stores and said that is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed and GR has been negotiating with the property owners to arrive at an agreement to modify rental terms that will induce GR to confirm the Lease for this property. GR and the property owners are in the process of finalizing a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The proposed amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rental payments for two months during the first six months following GR's confirmation of the Lease with the court.

        With the exception of February, GR has made all rental payments due through August 2004 under its current lease. The rent for February is considered a pre-petition obligation which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. As part of the proposed lease amendment, GR would pay the rent for February. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR will be obligated to comply with all Lease terms as amended. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

        For the six months ended June 30, 2004 and 2003, the Partnership recognized interest income of $20,250 and $34,719, respectively. In 2004, interest income decreased mainly due to the Partnership receiving interest from construction advances in 2003.

        For the six months ended June 30, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $286,861 from the sale of the Fuddruckers restaurant. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2004, the Partnership recognized income from discontinued operations of $1,374,875, representing rental income less property management expenses of $151,506 and gain on disposal of real estate of $1,223,369. For the six months ended June 30, 2003, the Partnership recognized income from discontinued operations of $2,463,152, representing rental income less property management expenses and depreciation of $374,033 and gain on disposal of real estate of $2,089,119.

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

       During the first nine months of 2003, the Partnership sold its 38% interest in the Champps Americana restaurant in Centerville, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,126,740, which resulted in a net gain of $740,621. The total cost and related accumulated depreciation of the interests sold was $1,502,252 and $116,133, respectively. For the six months ended June 30, 2003, the net gain was $277,222.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At June 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2004. The Partnership held a personal guarantee, which expired on July 11, 2004, from the majority shareholder of the lessee for payment of all rents. In late 2003, the lessee closed the restaurant and has indicated they are no longer interested in operating a restaurant at the site. The Partnership is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

       Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At June 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2004, the Partnership's cash balances decreased $4,699,373 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the six months ended June 30, 2003, the Partnership's cash balances increased $4,267,629 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $705,107 in 2003 to $722,170 in 2004 as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2004 and an increase in Partnership administration and property management expenses in 2004.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $2,131,025 and $5,486,986, respectively. During the same period, the Partnership expended $5,908,258 and $946,908, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,055,991. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        On  April  30,  2004,  the Partnership  purchased  a  50%
interest in an Applebee's restaurant in Stow, Ohio for $1,570,703. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

        On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,281,564. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $184,753. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

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

        For  the  six  months ended June 30, 2004 and  2003,  the
Partnership declared distributions of $708,271 and $947,465, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $701,188 and $937,991 and the General Partners received distributions of $7,083 and $9,474 for the periods, respectively. In March and December 2003, the Partnership declared bonus distributions of $202,020 and $838,384, respectively, of net sale proceeds, which resulted in higher distributions in 2003 and a higher distributions payable at December 31, 2003.

        During the first six months of 2004 and 2003, the Partnership distributed $102,244 and $202,020 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.20 and $10.18 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During the first six months of 2004, 11 Limited Partners redeemed a total of 92.7 Partnership Units for $80,510 in accordance with the Partnership Agreement. During the first six months of 2003, three Limited Partners redeemed a total of 29 Partnership Units for $26,386. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 227 Limited Partners redeemed 3,127.37 Partnership Units for $2,580,435. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $813 and $267 in 2004 and 2003, respectively.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

    10.1 Assignment and Assumption of Lease dated May 10, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Grant Ave. & Standard Ave.
    Development, LLC relating to the Property at 157 Grant Avenue, Auburn, New York (incorporated by reference to
    Exhibit 10.2 of Form 8-K filed May 14, 2004).

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - During  the quarter  ended
                                       June   30,   2004,     the
                                       Partnership  filed  a Form
                                       8-K dated May  14,   2004,
                                       reporting  the acquisition
                                       of  an Eckerd  drug  store
                                       in Auburn, New York.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 10, 2004       AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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