Form 10QSB
period 2004-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2004-11-12
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2004 and December 31, 2003

          Statements for the Periods ended September 30, 2004 and 2003:

           Income

           Cash Flows

           Changes in Partners' Capital

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                  2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,115,315    $ 5,776,605
  Receivables                                      44,454              0
                                               -----------    -----------
      Total Current Assets                      1,159,769      5,776,605
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          4,686,698      2,330,739
  Buildings and Equipment                      10,194,735      6,683,264
  Accumulated Depreciation                     (1,942,484)    (1,722,648)
                                               -----------    -----------
                                               12,938,949      7,291,355
  Real Estate Held for Sale                     1,757,654      2,665,310
                                               -----------    -----------
      Net Investments in Real Estate           14,696,603      9,956,665
                                               -----------    -----------
           Total  Assets                      $15,856,372    $15,733,270
                                               ===========    ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    42,664    $    18,384
  Distributions Payable                           342,795      1,197,541
  Unearned Rent                                    47,796              0
                                               -----------    -----------
      Total Current Liabilities                   433,255      1,215,925
                                               -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                 37,308         28,251
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Units Issued;
   19,369 and 19,523 Units outstanding in
   2004 and 2003, respectively                 15,385,809     14,489,094
                                               -----------    -----------
    Total Partners' Capital                    15,423,117     14,517,345
                                               -----------    -----------
     Total Liabilities and Partners' Capital  $15,856,372    $15,733,270
                                               ===========    ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                Three Months Ended        Nine Months Ended
                             9/30/04       9/30/03     9/30/04       9/30/03

RENTAL INCOME               $ 390,164     $ 224,304   $1,031,681  $  609,219

EXPENSES:
   Partnership Administration -
    Affiliates                 50,447        58,715      154,825     164,582
   Partnership Administration
    and Property Management -
     Unrelated Parties          7,505         3,860       26,782      19,884
   Depreciation                84,134        45,158      219,836     120,275
                             ---------     ---------   ----------  ----------
        Total Expenses        142,086       107,733      401,443     304,741
                             ---------     ---------   ----------  ----------

OPERATING INCOME              248,078       116,571      630,238     304,478

OTHER INCOME:
   Interest Income              2,900        27,099       23,150      61,818
   Gain on Sale of Real Estate      0             0            0     286,861
                             ---------     ---------   ----------  ----------
        Total Other Income      2,900        27,099       23,150     348,679
                             ---------     ---------   ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                 250,978       143,670      653,388     653,157

Income from
  Discontinued Operations      76,443       586,773    1,451,317   3,049,923
                             ---------     ---------   ----------  ----------
NET INCOME                  $ 327,421     $ 730,443   $2,104,705  $3,703,080
                             =========     =========   ==========  ==========
NET INCOME ALLOCATED:
   General Partners         $   3,274     $   7,305   $   21,047  $   37,031
   Limited Partners           324,147       723,138    2,083,658   3,666,049
                             ---------     ---------   ----------  ----------
                            $ 327,421     $ 730,443$   2,104,705  $3,703,080
                             =========     =========   ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $   12.83     $    7.26   $    33.32  $    32.97
   Discontinued Operations       3.91         29.67        74.00      153.93
                             ---------     ---------   ----------  ----------
        Total               $   16.74     $   36.93   $   107.32  $   186.90
                             =========     =========   ==========  ==========
Weighted Average
  Units Outstanding            19,369        19,580       19,416      19,615
                             =========     =========   ==========  ==========
 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                    2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                 $ 2,104,705    $ 3,703,080

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
      Depreciation                                  219,836        198,860
      Gain on Sale of Real Estate                (1,223,369)    (2,839,379)
     (Increase) Decrease in Receivables             (44,454)         6,740
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    24,280        (22,434)
     Increase in Unearned Rent                       47,796         33,248
                                                 -----------    -----------
        Total Adjustments                          (975,911)    (2,622,965)
                                                 -----------    -----------
        Net Cash Provided By
           Operating Activities                   1,128,794      1,080,115
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                    (5,867,430)    (3,002,399)
   Proceeds from Sale of Real Estate              2,131,025      6,794,299
                                                 -----------    -----------
        Net Cash Provided By (Used For)
          Investing  Activities                  (3,736,405)     3,791,900
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable               (854,746)        (3,467)
   Distributions to Partners                     (1,062,409)    (1,318,416)
   Redemption Payments                             (136,524)       (69,212)
                                                 -----------    -----------
        Net Cash Used For
          Financing Activities                   (2,053,679)    (1,391,095)
                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                         (4,661,290)     3,480,920

CASH AND CASH EQUIVALENTS, beginning of period    5,776,605      2,454,858
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $ 1,115,315    $ 5,935,778
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General     Limited                     Units
                             Partners    Partners      Total      Outstanding


BALANCE, December 31, 2002  $  5,466   $13,395,325   $13,400,791    19,655.68

  Distributions              (13,184)   (1,305,232)   (1,318,416)

  Redemption Payments           (692)      (68,520)      (69,212)      (75.60)

  Net Income                  37,031     3,666,049     3,703,080
                             --------   -----------   -----------  -----------
BALANCE, September 30, 2003 $ 28,621   $15,687,622   $15,716,243    19,580.08
                             ========   ===========   ===========  ===========


BALANCE, December 31, 2003  $ 28,251   $14,489,094   $14,517,345    19,522.58

  Distributions              (10,624)   (1,051,785)   (1,062,409)

  Redemption Payments         (1,366)     (135,158)     (136,524)     (153.70)

  Net Income                  21,047     2,083,658     2,104,705
                             --------   -----------   -----------  -----------
BALANCE, September 30, 2004 $ 37,308   $15,385,809   $15,423,117    19,368.88
                             ========   ===========   ===========  ===========




 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed and GR has been negotiating with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners are in the process of finalizing a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The proposed amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rental payments for two months during the first six months following GR's confirmation of the Lease with the court.

     With the exception of February, GR has made all rental payments due through November 2004 under its current lease. The rent for February is considered a pre-petition obligation which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. As part of the proposed lease amendment, GR would pay the rent for February. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

     On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,013,508. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $155,219. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

     On April 30, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for $1,572,358. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At September 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

     During the first nine months of 2004 and 2003, the Partnership distributed $102,244 and $287,767 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.20 and $14.52 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that they no longer intended to operate a restaurant at the site. Subsequent to September 30, 2004, the Partnership and lessee entered into an agreement to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses related to legal action it pursued in connection with this situation, which expenses will be recognized in the fourth quarter of 2004. The Partnership has listed the property for sale with a real estate broker in the
     Alpharetta area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

     Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At September 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                  Three Months Ended      Nine Months Ended
                                9/30/04       9/30/03    9/30/04     9/30/03

Rental Income                   $ 83,684   $ 142,906   $  253,796  $  581,161
Property Management Expenses      (7,241)     (2,542)     (25,848)     (5,171)
Depreciation                           0     (16,990)           0     (78,585)
Gain on Disposal of Real Estate        0     463,399    1,223,369   2,552,518
                                 --------   ---------   ----------  ----------
   Income from
    Discontinued Operations     $ 76,443   $ 586,773   $1,451,317  $3,049,923
                                 ========   =========   ==========  ==========

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

Results of Operations

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $1,031,681 and $609,219, respectively. In 2004, rental income increased due to additional rent received from five property acquisitions in 2003 and 2004 and rent increases on five properties. These increases were partially offset by a decrease in rental income due to the sale of the Fuddruckers restaurant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $154,825 and $164,582, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,782 and $19,884, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed and GR has been negotiating with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners are in the process of finalizing a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The proposed amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rental payments for two months during the first six months following GR's confirmation of the Lease with the court.

        With the exception of February, GR has made all rental payments due through November 2004 under its current lease. The rent for February is considered a pre-petition obligation which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. As part of the proposed lease amendment, GR would pay the rent for February. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized interest income of $23,150 and $61,818, respectively. In 2004, interest income decreased mainly due to the Partnership receiving interest from construction advances in 2003 and having less money invested in a money market account due to property acquisitions.

        For the nine months ended September 30, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $286,861 from the sale of the
Fuddruckers restaurant. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of $1,451,317, representing rental income less property management expenses of $227,948 and gain on disposal of real estate of $1,223,369. For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $3,049,923, representing rental income less property management expenses and depreciation of $497,405 and gain on disposal of real estate of $2,552,518.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At September 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that they no longer intended to operate a restaurant at the site. Subsequent to September 30, 2004, the Partnership and lessee entered into an agreement to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses related to legal action it pursued in connection with this situation, which expenses will be recognized in the fourth quarter of 2004. Following an analysis of the lessee's business at this location and its financial condition, and its intent to no longer operate at this site, the Partnership determined that the best course of action was to negotiate a settlement with the lessee and take possession of the property. With possession of the property, the Partnership can now move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Partnership has listed the property for sale with a real estate broker in the Alpharetta area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

       Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At September 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2004, the Partnership's cash balances decreased $4,661,290 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the nine months ended September 30, 2003, the Partnership's cash balances increased $3,480,920 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $1,080,115 in 2003 to $1,128,794 in 2004 as a result of an increase in total rental and interest income in 2004 and a decrease in Partnership administration and property management expenses in 2004, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $2,131,025 and $6,794,299, respectively. During the same period, the Partnership expended $5,867,430 and $3,002,399, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,013,508. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $155,219. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        On  April  30,  2004,  the Partnership  purchased  a  50%
interest in an Applebee's restaurant in Stow, Ohio for $1,572,358. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

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

       For the nine months ended September 30, 2004 and 2003, the Partnership declared distributions of $1,062,409 and $1,318,416, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,051,785 and $1,305,232 and the General Partners received distributions of $10,624 and $13,184 for the periods, respectively. In March and December 2003, the
Partnership declared bonus distributions of $202,020 and $838,384, respectively, of net sale proceeds, which resulted in higher distributions in 2003 and a higher distributions payable at December 31, 2003.

        During the first nine months of 2004 and 2003, the Partnership distributed $102,244 and $287,767 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.20 and $14.52 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During the first nine months of 2004, 17 Limited Partners redeemed a total of 153.7 Partnership Units for $135,158 in accordance with the Partnership Agreement. During the first nine months of 2003, nine Limited Partners redeemed a total 75.6 Partnership Units for $68,520. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 227 Limited Partners redeemed 3,127.37 Partnership Units for $2,580,435. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,366 and $692 in 2004 and 2003, respectively.

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

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
  PROCEEDS

        (a) During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner. The purchase price of the Units is equal to 90% of the net asset value of the Units as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership are redeemed at the purchase price established for the quarter in which the Partnership received a notice at least 60 days prior to the repurchase dates of January 1st, April 1st, July 1st and October 1st subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

      Small Business Issuer Purchases of Equity Securities

                                      Total Number of Units Maximum Number of
              Total Number   Average  Purchased as Part of  Units that May Yet
               of Units    Price Paid Publicly Announced    Be Purchased Under
Period         Purchased    per Unit  Plans or Programs     the   Plans     or
                                                            Programs

7/1/04 to 7/31/04   61.0     $895.87     3,414.17(1)                (2)

8/1/04 to 8/31/04    --        --            --                     --

9/1/04 to 9/30/04    --        --            --                     --


  (1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
  (2) The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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


Dated:  November 10, 2004     AEI Real Estate Fund XVIII
                              Limited Partnership
                              By:  AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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