Form 10KSB
period 2004-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2005-03-30
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 2004 were $1,393,352.

As of February 28, 2005, there were 19,339.383 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,339,383.

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

Property Activity

        On August 29, 2002, the Partnership sold 4.5071% of the Champps Americana restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $164,858, which resulted in a net gain of $65,528. The cost and related accumulated depreciation of the interest sold was $115,627 and $16,297, respectively.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At December 31, 2004 and 2003, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

        With the exception of February, GR has made all rental payments due under its current lease. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Partnership's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

        On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,017,633. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $155,219. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        On  April  30,  2004,  the Partnership  purchased  a  50%
interest in an Applebee's restaurant in Stow, Ohio for $1,575,755. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,287,133. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $184,753. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the lessee entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The Partnership has listed the property for sale with a real estate broker in the Alpharetta area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

       Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2004 and 2003, the property was classified as Real Estate Held for Sale.

         In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $643,000, which will result in a net gain of approximately $43,000. If the sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

Major Tenants

        During 2004, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 56% of total rental revenue in 2004. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2005 and future years. However, it is likely the tenant of the Taco Cabana restaurants will not continue to be a major tenant as it is likely one of the restaurants will be sold in 2005. In addition, it is anticipated the tenant of the Eckerd drug store acquired in 2004 will contribute more than ten percent of rental revenue in 2005 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2004.

                             Total Property                 Annual    Annual
                  Purchase    Acquisition                   Lease    Rent Per
Property             Date        Costs      Lessee          Payment   Sq. Ft.

Children's World                           Knowledge
Daycare Center                              Learning
 Blue Springs, MO   6/27/90  $   791,271 Enterprises, Inc.  $112,340  $ 14.04

Children's World                           Knowledge
Daycare Center                              Learning
 Lenexa, KS         9/13/90  $   983,527 Enterprises, Inc.  $140,691  $ 17.55

Taco Cabana Restaurant                    Texas Taco
 San Antonio, TX   12/29/90  $ 1,406,426  Cabana L.P.       $253,072  $ 92.43

Children's World                          Knowledge
Daycare Center                             Learning
 Westerville, OH    6/21/91  $   990,261 Enterprises, Inc.  $138,978  $ 17.42

Taco Cabana Restaurant
 San Antonio, TX                          Texas Taco
 (9.3699%)          7/19/91  $   107,933  Cabana L.P.       $ 19,032  $ 45.39

Applebee's Restaurant                       Concord
 Destin, FL                               Neighborhood
 (5.8291%)          11/1/91  $    65,215  Corporation       $ 10,597  $ 37.79

Children's World                           Knowledge
Daycare Center                             Learning
 Columbus, OH       8/10/92  $ 1,019,202 Enterprises, Inc.  $139,793  $ 15.83

Tractor Supply
 Company Store
 Bristol, VA                              Tractor Supply
 (7.5158%)          4/10/96  $    96,765  Company, Inc.     $ 11,791  $  8.37

Champps Americana
 Restaurant                                  Champps
 Columbus, OH                               Operating
 (.5061%)           8/29/96  $    12,984   Corporation      $  1,627  $ 39.35

Fuddruckers Restaurant
 Thornton, CO
 (.7606%)           7/30/97  $    10,693 Fuddruckers, Inc.  $  1,291  $ 34.10

Tumbleweed Restaurant
 Chillicothe, OH                          Tumbleweed,
 (43.9634%)        11/20/98  $   560,612     Inc.           $ 63,058  $ 26.16


ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

                             Total Property                 Annual    Annual
                  Purchase    Acquisition                   Lease    Rent Per
Property             Date        Costs      Lessee          Payment   Sq. Ft.

Old Country Buffet
 Restaurant                                  OCB
 North Lake, IL    12/29/98  $ 1,350,804 Restaurant Co.     $143,000  $ 15.90

Razzoo's Restaurant
 Alpharetta, GA
 (24%)              7/11/01  $   895,503      (1)

Garden Ridge
 Retail Store
 Woodlands, TX                            Garden Ridge,
 (24%)              8/27/03  $ 1,995,850      L.P.          $226,209  $  8.44

Johnny Carino's
 Restaurant
 Mansfield, TX                           Kona Restaurant
 (50%)               9/3/03  $ 1,028,886   Group, Inc.      $104,282  $ 32.25

Jared Jewelry Store
 Lakewood, CO                            Sterling Jewelers
 (50%)               2/5/04  $ 2,017,633      Inc.          $155,219  $ 50.86

Applebee's Restaurant
 Stow, OH
 (50%)              4/30/04  $ 1,575,755  Apple Ohio, LLC   $120,043  $ 47.39

Eckerd Drug Store
 Auburn, NY                                   Eckerd
 (50%)              5/10/04  $ 2,287,133   Corporation      $184,753  $ 26.75

(1) The property is vacant and listed for sale.

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Tumbleweed restaurant are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and an unrelated third party. The remaining interests in the Razzoo's restaurant are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Garden Ridge retail store are owned by AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and unrelated third parties. The remaining interest in the Johnny Carino's restaurant is owned by AEI Real Estate Fund XVII Limited Partnership. The remaining interest in the Jared Jewelry store, the Applebee's restaurant in Stow, Ohio and the Eckerd drug store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Taco Cabana restaurant in San Antonio, Texas, the Applebee's restaurant in Destin, Florida, the Tractor Supply Company store, the Fuddruckers restaurant and the Champps Americana restaurant are owned by unrelated third parties.

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

        The initial Lease terms are 20 years, except for the Taco Cabana and Tumbleweed restaurants and the Children's World daycare centers, which have Lease terms of 15 years and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Johnny Carino's and Fuddruckers restaurants, which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant, the Garden Ridge retail store, the Applebee's restaurant in Stow, Ohio and the Eckerd drug store, which have renewal options that may extend the Lease terms an additional 20 years.

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

        Through December 31, 2004, all properties listed above were 100% occupied, except the Razzoo's property in Alpharetta, Georgia, which has been 100% vacant since November 2004.

ITEM 3.LEGAL PROCEEDINGS.

       None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                             PART II

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2004, there were 1,410 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $17,438 and $25,277 were made to the General Partners and $1,726,371 and $2,502,468 were made to the Limited Partners in 2004 and 2003, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $401,222 and $1,151,204 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

      Small Business Issuer Purchases of Equity Securities

                                           Total Number of Units  Maximum Number
                   Total Number  Average   Purchased as Part of   of Units that May Yet
                    of Units    Price Paid Publicly Announced     Be Purchased Under
Period              Purchased   per Unit   Plans or Programs      the Plans or Programs
10/1/04 to 10/31/04  24.5         $919.69     3,438.67(1)               (2)

11/1/04 to 11/30/04   --             --          --                     --

12/1/04 to 12/31/04   --             --          --                     --

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $1,393,352 and $870,313, respectively. In 2004, rental income increased due to additional rent received from five property acquisitions in 2003 and 2004 and rent increases on five properties. These increases were partially offset by a decrease in rental income due to the sale of the Fuddruckers restaurant.

        For the years ended December 31, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $209,245 and $206,816, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $30,287 and $16,446, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        With the exception of February, GR has made all rental payments due under its current lease. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Partnership's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

        For the years ended December 31, 2004 and 2003, the Partnership recognized interest income of $27,804 and $76,309, respectively. In 2004, interest income decreased mainly due to the Partnership receiving interest from construction advances in 2003 and having less money invested in a money market account due to property acquisitions.

        For the year ended December 31, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $286,861 from the sale of the Fuddruckers restaurant. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2004, the Partnership recognized income from discontinued operations of $1,558,612, representing rental income less property management expenses and depreciation of $335,243 and gain on disposal of real estate of $1,223,369. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $2,929,940, representing rental income less property management expenses and depreciation of $629,821 and gain on disposal of real estate of $2,552,518, which were partially offset by a real estate impairment loss of $252,399.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At December 31, 2004 and 2003, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the lessee entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. Following an analysis of the lessee's business at this location and its financial condition, and its intent to no longer operate at this site, the Partnership determined that the best course of action was to negotiate a settlement with the lessee and take possession of the property. With possession of the property, the Partnership can now move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Partnership has listed the property for sale with a real estate broker in the Alpharetta area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

       Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2004 and 2003, the property was classified as Real Estate Held for Sale.

         In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $643,000, which will result in a net gain of approximately $43,000. If the sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

        In 2003 and 2004, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in 2005 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

       During the year ended December 31, 2004, the Partnership's cash balances decreased $4,654,211 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the year ended December 31, 2003, the Partnership's cash balances increased $3,321,747 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $1,366,469 in 2003 to $1,525,877 in 2004 as a result of an increase in total rental and interest income in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2004.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $2,131,025 and $6,794,299, respectively. During the same period, the Partnership expended $5,880,521 and $3,024,736, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,017,633. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $155,219. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        On  April  30,  2004,  the Partnership  purchased  a  50%
interest in an Applebee's restaurant in Stow, Ohio for $1,575,755. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

        On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,287,133. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $184,753. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

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

        For the years ended December 31, 2004 and 2003, the Partnership declared distributions of $1,743,809 and $2,527,745, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,726,371 and $2,502,468 and the General Partners received distributions of $17,438 and $25,277 for the periods, respectively. In March and December 2003, the
Partnership declared bonus distributions of $202,020 and $838,384, respectively, of net sale proceeds. In December 2004, the Partnership declared a bonus distribution of $303,030 of net sale proceeds. As a result, distributions were lower in 2004, when compared to 2003.

       During 2004 and 2003, the Partnership distributed $405,275 and $1,162,833 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $20.71 and $58.89 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During 2004, 21 Limited Partners redeemed a total of 178.2 Partnership Units for $157,691 in accordance with the Partnership Agreement. During 2003, 18 Limited Partners redeemed a total of
133.10 Partnership Units for $120,203. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 227 Limited Partners redeemed 3,127.37 Partnership Units for $2,580,435. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,593 and $1,214 in 2004 and 2003, respectively.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 7.FINANCIAL STATEMENTS.

       See accompanying index to financial statements.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2004 and 2003

Statements for the Years Ended December 31, 2004 and 2003:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying balance sheet of AEI Real Estate Fund XVIII Limited Partnership (a Minnesota limited partnership) as of December 31, 2004 and 2003, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                           /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
                               Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 26, 2005

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS
                                                  2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,122,394    $ 5,776,605
  Receivables                                      44,454              0
                                               -----------    -----------
      Total Current Assets                      1,166,848      5,776,605
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          4,661,701      2,330,739
  Buildings and Equipment                      10,167,608      6,683,264
  Accumulated Depreciation                     (2,009,390)    (1,722,648)
                                               -----------    -----------
                                               12,819,919      7,291,355
  Real Estate Held for Sale                     1,805,177      2,665,310
                                               -----------    -----------
      Net Investments in Real Estate           14,625,096      9,956,665
                                               -----------    -----------
           Total  Assets                      $15,791,944    $15,733,270
                                               ===========    ===========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    49,770    $    18,384
  Distributions Payable                           670,042      1,197,541
  Unearned Rent                                    21,041              0
                                               -----------    -----------
      Total Current Liabilities                   740,853      1,215,925
                                               -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                 33,588         28,251
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Issued;
   19,344 and 19,523 Units outstanding in
   2004 and 2003, respectively                 15,017,503     14,489,094
                                               -----------    -----------
      Total Partners' Capital                  15,051,091     14,517,345
                                               -----------    -----------
       Total Liabilities and Partners'Capital $15,791,944    $15,733,270
                                               ===========    ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 3l

                                                   2004          2003

RENTAL INCOME                                 $ 1,393,352    $   870,313

EXPENSES:
  Partnership Administration - Affiliates         209,245        206,816
  Partnership Administration and Property
     Management - Unrelated Parties                30,287         16,446
  Depreciation                                    303,397        174,445
                                               -----------    -----------
      Total Expenses                              542,929        397,707
                                               -----------    -----------

OPERATING INCOME                                  850,423        472,606

OTHER INCOME:
  Interest Income                                  27,804         76,309
  Gain on Sale of Real Estate                           0        286,861
                                               -----------    -----------
      Total Other Income                           27,804        363,170
                                               -----------    -----------

INCOME FROM CONTINUING OPERATIONS                 878,227        835,776

Income from Discontinued Operations             1,558,612      2,929,940
                                               -----------    -----------
NET INCOME                                    $ 2,436,839    $ 3,765,716
                                               ===========    ===========
NET INCOME ALLOCATED:
  General Partners                            $    24,368    $    49,276
  Limited Partners                              2,412,471      3,716,440
                                               -----------    -----------
                                              $ 2,436,839    $ 3,765,716
                                               ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                      $     44.82    $     42.10
   Discontinued Operations                          79.55         147.59
                                               -----------    -----------
         Total                                $    124.37    $    189.69
                                               ===========    ===========
Weighted Average Units Outstanding                 19,398         19,592
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 3l

                                                    2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $ 2,436,839   $ 3,765,716

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   304,434       270,393
     Real Estate Impairment                               0       252,399
     Gain on Sale of Real Estate                 (1,223,369)   (2,839,379)
     (Increase) Decrease in Receivables             (44,454)        6,740
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    31,386       (89,400)
     Increase in Unearned Rent                       21,041             0
                                                 -----------   -----------
       Total Adjustments                           (910,962)   (2,399,247)
                                                 -----------   -----------
       Net Cash Provided By
           Operating Activities                   1,525,877     1,366,469
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                     (5,880,521)   (3,024,736)
  Proceeds from Sale of Real Estate               2,131,025     6,794,299
                                                 -----------   -----------
       Net Cash Provided By (Used For)
          Investing Activities                   (3,749,496)    3,769,563
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable     (527,499)      834,877
  Distributions to Partners                      (1,743,809)   (2,527,745)
  Redemption Payments                              (159,284)     (121,417)
                                                 -----------   -----------
       Net Cash Used For
         Financing Activities                    (2,430,592)   (1,814,285)
                                                 -----------   -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                        (4,654,211)    3,321,747

CASH AND CASH EQUIVALENTS, beginning of period    5,776,605     2,454,858
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, end of period        $ 1,122,394   $ 5,776,605
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 3l


                                                                   Limited
                                                                 Partnership
                            General      Limited                    Units
                            Partners     Partners      Total     Outstanding


BALANCE, December 31, 2002 $  5,466   $13,395,325   $13,400,791   19,655.68

  Distributions             (25,277)   (2,502,468)   (2,527,745)

  Redemption Payments        (1,214)     (120,203)     (121,417)    (133.10)

  Net Income                 49,276     3,716,440     3,765,716
                            --------   -----------   -----------  ----------
BALANCE, December 31, 2003   28,251    14,489,094    14,517,345   19,522.58

  Distributions             (17,438)   (1,726,371)   (1,743,809)

  Redemption Payments        (1,593)     (157,691)     (159,284)    (178.20)

  Net Income                 24,368     2,412,471     2,436,839
                            --------   -----------   -----------  ----------
BALANCE, December 31, 2004 $ 33,588   $15,017,503   $15,051,091   19,344.38
                            ========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies - (Continued)

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2003   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions -

     The Partnership owns a 43.9634% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and an unrelated third party. The Partnership owns a 24% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owns a 24% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership, and unrelated third parties. AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership, owned a 21% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owns a 50% interest in a Johnny Carino's restaurant. The remaining interest in this property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 50% interest in a Jared Jewelry store, an Applebee's restaurant in Stow, Ohio and an Eckerd drug store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                 2004          2003
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 212,558    $ 207,752
                                                ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                        $  23,501    $  19,316
                                                ========     ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are
  net of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the sellers and/or lessees in the amounts of
  $2,948 and $20,063 for 2004 and 2003,
  respectively.                                $  97,648    $  25,205
                                                ========     ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $  35,169    $ 188,564
                                                ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Taco Cabana and Tumbleweed restaurants and the Children's World daycare centers, which have Lease terms of 15 years and the Johnny
     Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 10 years, except for the Champps Americana, Johnny Carino's and Fuddruckers restaurants, which have renewal options that may extend the Lease term an additional 15 years and the Old Country Buffet restaurant, the Garden Ridge retail store, the Applebee's restaurant in Stow, Ohio and the Eckerd drug store, which have renewal options that may extend the Lease terms an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

     The Partnership's properties are commercial, single-tenant buildings. One of the Taco Cabana restaurants in San Antonio, Texas was constructed in 1984, renovated in 1991 and acquired by the Partnership after the renovation. The Children's World in Columbus, Ohio was constructed and acquired in 1992. The Tractor Supply Company store and Champps Americana restaurant in Columbus, Ohio were constructed and acquired in 1996. The Fuddruckers restaurant was constructed and acquired in 1997. The Old Country Buffet and Tumbleweed restaurants were constructed and acquired in 1998. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. The Garden Ridge retail store was constructed in 2001 and acquired in 2003. The Johnny Carino's restaurant was constructed and acquired in 2003. The Jared Jewelry store was constructed in 2003 and acquired in 2004. The Applebee's restaurant in Stow, Ohio was constructed in 1996 and acquired in 2004. The Eckerd drug store was constructed and acquired in 2004. The remaining properties were constructed and acquired in either 1990 or 1991. There have been no costs capitalized as improvements subsequent to the acquisitions.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2004  are   as
     follows:

                                       Buildings and             Accumulated
Property                     Land       Equipment       Total    Depreciation

Children's World,
 Blue Springs, MO           $  162,290  $   628,981   $   791,271  $  324,081
Children's World,
 Lenexa, KS                    185,788      797,739       983,527     403,106
Children's World,
 Westerville, OH               157,848      832,413       990,261     399,477
Taco Cabana, San Antonio, TX    61,004       46,929       107,933      20,740
Children's World, Columbus, OH 157,569      861,633     1,019,202     380,691
Tractor Supply Company,
 Bristol, VA                    31,092       65,673        96,765      20,636
Champps Americana,
 Columbus, OH                    4,373        8,611        12,984       2,541
Fuddruckers, Thornton, CO        3,383        7,310        10,693       1,877
Tumbleweed, Chillicothe, OH    229,387      331,225       560,612      72,338
Old Country Buffet,
 Northlake, IL                 342,896    1,007,908     1,350,804     202,982
Garden Ridge, Woodlands, TX    584,784    1,411,066     1,995,850      64,674
Johnny Carino's, Mansfield, TX 380,086      648,800     1,028,886      32,419
Jared Jewelry, Lakewood, CO    933,770    1,083,863     2,017,633      31,613
Applebee's, Stow, OH           512,577    1,063,178     1,575,755      23,626
Eckerd, Auburn, NY             914,854    1,372,279     2,287,133      28,589
                             ----------  -----------   -----------  ----------
                            $4,661,701  $10,167,608   $14,829,309  $2,009,390
                             ==========  ===========   ===========  ==========

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     With  the  exception  of February, GR has  made  all  rental payments due under its current lease. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Partnership's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

     On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,017,633. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $155,219.

     On April 30, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for $1,575,755. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043.

     On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,287,133. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $184,753.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2004, the minimum future rent payments required by the leases are as follows:

                       2005          $ 1,684,657
                       2006            1,194,071
                       2007            1,070,144
                       2008            1,011,567
                       2009            1,035,039
                       Thereafter     12,280,618
                                      -----------
                                     $18,276,096
                                      ===========

     There were no contingent rents recognized in 2004 and 2003.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                               2004          2003
      Tenants                    Industry

     Knowledge Learning
      Enterprises, Inc.         Child Care   $ 525,530    $  540,168
     Texas Taco Cabana L.P.     Restaurant     263,171       255,454
     Garden Ridge, L.P.         Retail         186,424           N/A
     Heartland Restaurant Corp. Restaurant         N/A       226,109
                                              ---------    ----------
     Aggregate rent revenue of major tenants $ 975,125    $1,021,731
                                              =========    ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue             56%           64%
                                              =========    ==========

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At December 31, 2004 and 2003, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6)  Discontinued Operations - (Continued)

     During 2004 and 2003, the Partnership distributed $405,275 and $1,162,833 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $20.71 and $58.89 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the lessee entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The Partnership has listed the property for sale with a real estate broker in the Alpharetta area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

     Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2004 and 2003, the property was classified as Real Estate Held for Sale.

     In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $643,000, which will result in a net gain of approximately $43,000. If the sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                              2004        2003

     Rental Income                        $  332,807   $  729,575
     Property Management Expenses              3,473       (3,806)
     Depreciation                             (1,037)     (95,948)
     Real Estate Impairment                        0     (252,399)
Gain on Disposal of Real Estate            1,223,369    2,552,518
                                           ----------   ----------
      Income from Discontinued Operations $1,558,612   $2,929,940
                                           ==========   ==========

(7)  Partners' Capital -

     Cash distributions of $17,438 and $25,277 were made to the General Partners and $1,726,371 and $2,502,468 were made to the Limited Partners for the years ended December 31, 2004 and 2003, respectively. The Limited Partners' distributions represent $89.00 and $127.73 per Limited Partnership Unit outstanding using 19,398 and 19,592 weighted average Units in 2004 and 2003, respectively. The distributions represent $89.00 and $127.73 per Unit of Net Income.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $401,222 and $1,151,204 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(7)  Partners' Capital - (Continued)

     During 2004, 21 Limited Partners redeemed a total of 178.2 Partnership Units for $157,691 in accordance with the
     Partnership Agreement. During 2003, 18 Limited Partners redeemed a total of 133.10 Partnership Units for $120,203. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,593 and $1,214 in 2004 and 2003, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $1,014.90 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2004           2003
     Net Income for Financial
      Reporting Purposes                    $ 2,436,839   $ 3,765,716

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                          4,500        17,638

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                         39,892             0

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                 0       252,399

     Gain on Sale of Real Estate for
        Tax Purposes Under Gain for
        Financial Reporting Purposes            (25,385)      (44,095)
                                             -----------   -----------
           Taxable Income to Partners       $ 2,455,846   $ 3,991,658
                                             ===========   ===========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                2004           2003

     Partners' Capital for
       Financial  Reporting Purposes        $15,051,091     $14,517,345

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate
      for Financial Reporting Purposes          437,373         458,258

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                         39,892               0

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting
       Purposes                               3,336,442       3,336,442
                                             -----------     -----------
           Partners' Capital for
               Tax  Reporting Purposes      $18,864,798     $18,312,045
                                             ===========     ===========
(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                        2004                   2003
                               Carrying       Fair     Carrying      Fair
                                Amount        Value      Amount      Value

     Money Market Funds      $1,122,394    $1,122,394  $5,776,605  $5,776,605
                              ----------    ----------  ----------  ----------
          Total Cash and
           Cash Equivalents  $1,122,394    $1,122,394  $5,776,605  $5,776,605
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

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
       ACT.

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

        Robert P. Johnson, age 60, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1988, and has been elected to continue in these positions until December 2005. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in twelve limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 45, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2005. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
       ACT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2004. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2004 fiscal year.

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

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2005:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2004 and 2003.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2004, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2004.

                                                     Amount Incurred
Person or Entity                                      From Inception
 Receiving                Form and Method        (September 20, 1988) to
Compensation              of Compensation           December 31, 2004

AEI Securities,Inc.   Selling Commissions equal to       $2,278,305
                      7% of proceeds plus a 3%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for other    $1,064,137
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all      $  642,892
Affiliates            Acquisition Expenses

General Partners and  Reimbursement at Cost for all      $3,867,681
Affiliates            Administrative Expenses
                      attributable to the Fund, including
                      all expenses related to management
                      of the Fund's properties and all
                      other transfer agency, reporting,
                      partner relations and other
                      administrative functions.

General Partners and  Reimbursement at Cost for all      $  621,021
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal  $  238,614
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      15% of distributions of Net        $   31,822
                      Proceeds of Sale other than
                      distributions necessary to restore
                      Adjusted Capital Contributions and
                      provide a 6% cumulative return to
                      Limited Partners. The General Partners
                      will receive only 1% of distributions
                      of Net Proceeds of Sale until Limited
                      Partners have received an amount equal to
                      (a) their Adjusted Capital Contributions, plus (b) an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited Partners.


                             PART IV

ITEM 13. EXHIBITS.

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

    10.4 Net Lease Agreement dated June 20, 1991 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 1231 Sunbury Road, Westerville, Ohio (incorporated by reference to Exhibit 10.12 of Form 10-K filed July 27, 1992).

    10.5 Net Lease Agreement dated July 19, 1991 between the Partnership and Taco Cabana, Inc. relating to the Property at 6867 Highway 90 West, San Antonio, Texas (incorporated by reference to Exhibit 10.13 of Form 10-K filed July 27,
         1992).

    10.6 Net Lease Agreement dated October 31, 1991 between the Partnership and T.S.S.O., Inc. relating to the Property at 5701 Emerald Coast Parkway, Destin, Florida (incorporated by reference to Exhibit 10.15 of Form 10-K filed July 27,
         1992).

    10.7 Net Lease Agreement dated July 28, 1992 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 4885 Cherry Bottom Road, Columbus, Ohio (incorporated by reference to Exhibit 10.17 of Form 10-K filed March 29, 1993).

    10.8 Net Lease Agreement dated April 10, 1996 between the Partnership, Robert P. Johnson and Tractor Supply Company relating to the Property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit
         10.2 of Form 8-K filed April 17, 1996).

    10.9 Net Lease Agreement dated August 29, 1996 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Americana Dining Corporation relating to the Property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed September 12, 1996).

   10.10 Net Lease Agreement dated July 30, 1977 between the Partnership and Fuddruckers, Inc. relating to the Property at 12020 Pennsylvania Street, Thornton, Colorado (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed August 5, 1997).

   10.11 Net Lease Agreement dated April 13, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street,
         Chillicothe,  Ohio  (incorporated by  reference  to  Exhibit
         10.2 of Form 10-QSB filed May 8, 1998).

ITEM 13. EXHIBITS.  (Continued)

                           Description

   10.12 Assignment of Lease dated May 18, 1998 between the Partnership and Alpha Group, LLC relating to the Property at North Avenue and Wolf Road, Northlake, Illinois (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed July 31, 1998).

   10.13 First  Amendment  to Net  Lease  Agreement  dated
         November 20, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.70 of Form 10-KSB filed March 15, 1999).

   10.14 Development Financing Agreement  dated  April  3,
         2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc., relating to the Property at 960 N. Highway 287, Mansfield, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 12, 2003).

   10.15 Net  Lease Agreement dated April 3, 2003  between
         the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc., relating to the Property at 960 N. Highway 287, Mansfield, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 12, 2003).

   10.16 Purchase Agreement dated May 21, 2003, between the Partnership and Texas Taco Cabana, LP relating to the Property at 7339 San Pedro Avenue, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 8, 2003).

   10.17 Assignment of Purchase Agreement dated August  19,
         2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 6, 2003).

   10.18 Assignment  of  Lease, Indemnity  and  Assumption
         Agreement dated August 27, 2003 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC, AEI Real Estate Fund XV Limited Partnership and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 6, 2003).

   10.19 First  Amendment  to Net  Lease  Agreement  dated
         September 3, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 960 N. Highway 287, Mansfield, Texas (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 11, 2003).

   10.20 Purchase Agreement dated October 15, 2003 between the Partnership and Steward Real Estate Services, LLC relating to the Property at 1301 N.W. 114th Street, Clive, Iowa (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 11, 2003).

   10.21 Assignment of Purchase Agreement dated January  2,
         2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Fund Management, Inc. relating to the Property at 14145 West Colfax Avenue, Lakewood, Colorado (incorporated by reference to Exhibit
         10.1 of Form 8-K filed February 17, 2004).

   10.22 Assignment of Purchase Agreement dated January  9,
         2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Fund Management, Inc. relating to the Property at 157 Grant Avenue, Auburn, New York.

   10.23 Assignment and Assumption of Lease dated February
         5, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Translakewood, LLC relating to the Property at 14145 West Colfax Avenue, Lakewood, Colorado (incorporated by reference to Exhibit
         10.2 of Form 8-K filed February 17, 2004).

ITEM 13.    EXHIBITS.  (Continued)

                           Description

   10.24 Assignment of Purchase Agreement dated April  22,
         2004 between the Partnership and AEI Fund Management, Inc. relating to the Property at 4296 Kent Road, Stow, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 11, 2004).

   10.25 Assignment  and Assumption of Lease  dated  April
         30, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and PRECO II CRIC LLC relating to the Property at 4296 Kent Road, Stow, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 11, 2004).

   10.26 Assignment and Assumption of Lease dated May  10,
         2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Grant Ave. & Standard Ave. Development, LLC relating to the Property at 157 Grant Avenue, Auburn, New York (incorporated by reference to
         Exhibit 10.2 of Form 8-K filed May 14, 2004).

   10.27 Commercial  Purchase  and  Sale  Agreement  dated
         December 16, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Action Outdoor Advertising Inc. relating to the Property at 5970 North Point Parkway, Alpharetta, Georgia.

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

     32  Certification  of Chief Executive  Officer  and  Chief
         Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2004 and 2003:

     Fee Category                             2004       2003

     Audit Fees                           $  11,995   $  11,359
     Audit-Related Fees                         603         532
     Tax Fees                                     0           0
     All Other Fees                               0           0
                                           ---------   ---------
          Total Fees                      $  12,598   $ 11,891
                                           =========   =========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. (Continued)

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


                             AEI REAL ESTATE FUND XVIII
                             Limited Partnership
                             By: AEI Fund Management  XVIII, Inc.
                                 Its Managing General Partner


March 18, 2005               By: /s/ Robert P Johnson
                                     Robert P.Johnson, President and Director
                                     (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                         Title                      Date


/s/ Robert P Johnson  President (Principal Executive Officer) March 18, 2005
    Robert P. Johnson and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer and Treasurer   March 18, 2005
    Patrick W. Keene  (Principal Accounting Officer)