Form 10QSB
period 2005-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2005-05-13
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2005

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2005 and December 31, 2004

         Statements for the Periods ended March 31, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                   2005            2004
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,531,893     $ 1,122,394
  Receivables                                       44,454          44,454
                                                -----------     -----------
      Total Current Assets                       1,576,347       1,166,848
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,661,701       4,661,701
  Buildings and Equipment                       10,167,608      10,167,608
  Accumulated Depreciation                      (2,093,612)     (2,009,390)
                                                -----------     -----------
                                                12,735,697      12,819,919
  Real Estate Held for Sale                      1,205,177       1,805,177
                                                -----------     -----------
      Net Investments in Real Estate            13,940,874      14,625,096
                                                -----------     -----------
           Total  Assets                       $15,517,221     $15,791,944
                                                ===========     ===========

                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    99,601     $    49,770
  Distributions Payable                            366,181         670,042
  Unearned Rent                                    114,404          21,041
                                                -----------     -----------
      Total Current Liabilities                    580,186         740,853
                                                -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                  32,446          33,588
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Issued;
   19,259 and 19,344 Units outstanding in
   2005 and 2004, respectively                  14,904,589      15,017,503
                                                -----------     -----------
      Total Partners' Capital                   14,937,035      15,051,091
                                                -----------     -----------
        Total Liabilities and Partners'Capital $15,517,221     $15,791,944
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                   2005           2004

RENTAL INCOME                                  $   377,967    $   278,279

EXPENSES:
   Partnership  Administration  -  Affiliates       54,651         49,321
   Partnership Administration and Property
      Management - Unrelated Parties                12,734          9,721
   Depreciation                                     84,222         59,492
                                                -----------    -----------
        Total Expenses                             151,607        118,534
                                                -----------    -----------

OPERATING INCOME                                   226,360        159,745

OTHER INCOME:
   Interest Income                                   4,167         13,922
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  230,527        173,667

Income from Discontinued Operations                112,027      1,307,024
                                                -----------    -----------
NET INCOME                                     $   342,554    $ 1,480,691
                                                ===========    ===========
NET INCOME ALLOCATED:
   General Partners                            $     3,425    $    14,807
   Limited Partners                                339,129      1,465,884
                                                -----------    -----------
                                               $   342,554    $ 1,480,691
                                                ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                       $     11.85    $      8.84
   Discontinued Operations                            5.76          66.53
                                                -----------    -----------
         Total                                 $     17.61    $     75.37
                                                ===========    ===========
Weighted Average Units Outstanding                  19,259         19,448
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                    $   342,554   $ 1,480,691

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       84,222        59,751
     Gain on Sale of Real Estate                       (48,425)   (1,223,369)
     Increase in Payable to
        AEI Fund Management, Inc.                       49,831        42,177
     Increase in Unearned Rent                          93,363        56,623
                                                    -----------   -----------
        Total Adjustments                              178,991    (1,064,818)
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       521,545       415,873
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0    (2,054,677)
   Proceeds from Sale of Real Estate                   648,425     2,131,025
                                                    -----------   -----------
        Net Cash Provided By
            Investing Activities                       648,425        76,348
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (303,861)     (854,700)
   Distributions to Partners                          (378,370)     (354,138)
   Redemption Payments                                 (78,240)      (65,279)
                                                    -----------   -----------
        Net Cash Used For
            Financing Activities                      (760,471)   (1,274,117)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                409,499      (781,896)

CASH  AND  CASH EQUIVALENTS, beginning of period     1,122,394     5,776,605
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,531,893   $ 4,994,709
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2003  $ 28,251   $14,489,094   $14,517,345   19,522.58

  Distributions               (3,541)     (350,597)     (354,138)

  Redemption Payments           (653)      (64,626)      (65,279)     (74.70)

  Net Income                  14,807     1,465,884     1,480,691
                             --------   -----------   ----------- -----------
BALANCE, March 31, 2004     $ 38,864   $15,539,755   $15,578,619   19,447.88
                             ========   ===========   =========== ===========


BALANCE, December 31, 2004  $ 33,588   $15,017,503   $15,051,091   19,344.38

  Distributions               (3,784)     (374,586)     (378,370)

  Redemption Payments           (783)      (77,457)      (78,240)     (85.75)

  Net Income                   3,425       339,129       342,554
                             --------   -----------   ----------- -----------
BALANCE, March 31, 2005     $32,446    $14,904,589   $14,937,035   19,258.63
                             ========   ===========   =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2005

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2005 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

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

     In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23% to $175,968, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     With the exception of February 2004, GR has made all rental payments due under its current lease. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February 2004, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Partnership's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

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

     In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the lessee entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2004, the property was classified as Real Estate Held for Sale.

     In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Partnership receiving net sale proceeds of $648,425, which resulted in a net gain of $48,425.

     In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At March 31, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

     During the first three months of 2005 and 2004, the Partnership distributed $58,074 and $102,244 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.99 and $5.20 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                 2005        2004

     Rental Income                            $  65,917   $    89,150
     Property Management Expenses                (2,315)       (5,236)
     Depreciation                                     0          (259)
     Gain on Disposal of Real Estate             48,425     1,223,369
                                               ---------   -----------
          Income from Discontinued Operations $ 112,027   $ 1,307,024
                                               =========   ===========

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

Results of Operations

        For the three months ended March 31, 2005 and 2004, the Partnership recognized rental income from continuing operations of $377,967 and $278,279, respectively. In 2005, rental income increased mainly due to additional rent received from three property acquisitions in 2004 and rent increases on five properties.

        For the three months ended March 31, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $54,651 and $49,321, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,734 and $9,721, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23% to $175,968, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

        With the exception of February 2004, GR has made all rental payments due under its current lease. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February 2004, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Partnership's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

        For the three months ended March 31, 2005 and 2004, the Partnership recognized interest income of $4,167 and $13,922, respectively. In 2005, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2005, the Partnership recognized income from discontinued operations of $112,027, representing rental income less property management expenses and depreciation of $63,602 and gain on disposal of real estate of $48,425. For the three months ended March 31, 2004, the Partnership recognized income from discontinued operations of $1,307,024, representing rental income less property management expenses of $83,655 and gain on disposal of real estate of $1,223,369.

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

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the lessee entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. Following an analysis of the lessee's business at this location and its financial condition, and its intent to no longer operate at this site, the Partnership determined that the best course of action was to negotiate a settlement with the lessee and take possession of the property. With possession of the property, the Partnership can now move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

       Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $252,399 was recognized, which was the difference between the book value at December 31, 2003 of $852,399 and the estimated fair value of $600,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2004, the property was classified as Real Estate Held for Sale.

         In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Partnership receiving net sale proceeds of $648,425, which resulted in a net gain of $48,425.

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At March 31, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2005, the Partnership's cash balances increased $409,499 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2004, the Partnership's cash balances decreased $781,896 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $415,873 in 2004 to $521,545 in 2005 as a result of an increase in total rental and interest income in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2005 and 2004, the Partnership generated cash flow from the sale of real estate of $648,425 and $2,131,025, respectively. During the three months ended March 31, 2004, the Partnership expended $2,054,677 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the three months ended March 31, 2005 and 2004, the Partnership declared distributions of $378,370 and $354,138, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $374,586 and $350,597 and the General Partners received distributions of $3,784 and $3,541 for the periods, respectively. In December 2004, the Partnership declared a special distribution of $303,030 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2004.

        During the first three months of 2005 and 2004, the Partnership distributed $58,074 and $102,244 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.99 and $5.20 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On January 1, 2005, twelve Limited Partners redeemed a total of 85.75 Partnership Units for $77,457 in accordance with the Partnership Agreement. On January 1, 2004, nine Limited Partners redeemed a total of 74.7 Partnership Units for $64,626. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 245 Limited Partners redeemed 3,260.47 Partnership Units for $2,700,638. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $783 and $653 in 2005 and 2004, respectively.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS (Continued)

      Small Business Issuer Purchases of Equity Securities
                                                              Maximum Number
                                          Total Number of     of Units that
                                          Units Purchased     May Yet Be
                 Total Number Average     as Part of Publicly Purchased Under
                 of Units     Price Paid  Announced Plans     the Plans or
   Period        Purchased    per Unit    or Programs         Programs

1/1/05 to 1/31/05   85.75      $903.29      3,524.42(1)            (2)

2/1/05 to 2/28/05     --          --             --                --

3/1/05 to 3/31/05     --          --             --                --

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

                           Description

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


Dated: May 6, 2005         AEI Real Estate Fund XVIII
                           Limited Partnership
                           By: AEI Fund Management XVIII, Inc.
                           Its: Managing General Partner



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