Form 10QSB
period 2005-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2005-08-12
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2005

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2005 and December 31, 2004

          Statements for the Periods ended June 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                     2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,607,539    $ 1,122,394
  Receivables                                              0         44,454
                                                  -----------    -----------
      Total Current Assets                         1,607,539      1,166,848
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,661,701      4,661,701
  Buildings and Equipment                         10,167,608     10,167,608
  Accumulated Depreciation                        (2,177,834)    (2,009,390)
                                                  -----------    -----------
                                                  12,651,475     12,819,919
  Real Estate Held for Sale                        1,157,654      1,805,177
                                                  -----------    -----------
      Net Investments in Real Estate              13,809,129     14,625,096
                                                  -----------    -----------
           Total  Assets                         $15,416,668    $15,791,944
                                                  ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    55,886    $    49,770
  Distributions Payable                              871,321        670,042
  Unearned Rent                                      125,179         21,041
                                                  -----------    -----------
      Total Current Liabilities                    1,052,386        740,853
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    26,720         33,588
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Issued;
   19,198 and 19,344 Units outstanding in
   2005 and 2004, respectively                    14,337,562     15,017,503
                                                  -----------    -----------
      Total Partners' Capital                     14,364,282     15,051,091
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $15,416,668    $15,791,944
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended        Six Months Ended
                               6/30/05      6/30/04     6/30/05      6/30/04

RENTAL INCOME                $  378,004   $  358,093   $  755,971  $  636,372

EXPENSES:
   Partnership Administration -
     Affiliates                  53,065       55,057      107,716     104,378
   Partnership Administration
     and Property Management -
     Unrelated Parties           10,420        9,560       23,154      19,281
   Depreciation                  84,222       75,692      168,444     135,184
                              ----------   ----------   ----------  ----------
        Total Expenses          147,707      140,309      299,314     258,843
                              ----------   ----------   ----------  ----------

OPERATING INCOME                230,297      217,784      456,657     377,529

OTHER INCOME:
   Interest Income                9,153        6,328       13,320      20,250
                              ----------   ----------   ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                   239,450      224,112      469,977     397,779

Income from Discontinued
  Operations                    126,908       72,481      238,935   1,379,505
                              ----------   ----------   ----------  ----------
NET INCOME                   $  366,358   $  296,593   $  708,912  $1,777,284
                              ==========   ==========   ==========  ==========
NET INCOME ALLOCATED:
   General Partners          $    3,664   $    2,966   $    7,089  $   17,773
   Limited Partners             362,694      293,627      701,823   1,759,511
                              ----------   ----------   ----------  ----------
                             $  366,358   $  296,593   $  708,912  $1,777,284
                              ==========   ==========   ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $    12.35   $    11.42   $    24.20  $    20.26
   Discontinued Operations         6.54         3.69        12.30       70.25
                              ----------   ----------   ----------  ----------
        Total                $    18.89   $    15.11   $    36.50  $    90.51
                              ==========   ==========   ==========  ==========
Weighted Average Units
  Outstanding                    19,198       19,430       19,228      19,439
                              ==========   ==========   ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                     $   708,912   $ 1,777,284

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      168,444       135,702
     Gain on Sale of Real Estate                      (110,706)   (1,223,369)
     (Increase) Decrease in Receivables                 44,454       (44,454)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        6,116          (235)
     Increase in Unearned Rent                         104,138        77,242
                                                    -----------   -----------
        Total Adjustments                              212,446    (1,055,114)
                                                    -----------   -----------
        Net Cash Provided By
           Operating Activities                        921,358       722,170
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0    (5,908,258)
   Proceeds from Sale of Real Estate                   758,229     2,131,025
                                                    -----------   -----------
        Net Cash Provided By (Used For)
           Investing Activities                        758,229    (3,777,233)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease> in Distributions Payable        201,279      (854,716)
   Distributions to Partners                        (1,261,789)     (708,271)
   Redemption Payments                                (133,932)      (81,323)
                                                    -----------   -----------
        Net Cash Used For
           Financing  Activities                    (1,194,442)   (1,644,310)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                485,145    (4,699,373)

CASH AND CASH EQUIVALENTS, beginning of period       1,122,394     5,776,605
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,607,539   $ 1,077,232
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                  Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2003  $ 28,251   $14,489,094   $14,517,345   19,522.58

  Distributions               (7,083)     (701,188)     (708,271)

  Redemption Payments           (813)      (80,510)      (81,323)     (92.70)

  Net Income                  17,773     1,759,511     1,777,284
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2004      $ 38,128   $15,466,907   $15,505,035   19,429.88
                             ========   ===========   ============ ==========


BALANCE, December 31, 2004  $ 33,588   $15,017,503   $15,051,091   19,344.38

  Distributions              (12,618)   (1,249,171)   (1,261,789)

  Redemption Payments         (1,339)     (132,593)     (133,932)    (146.75)

  Net Income                   7,089       701,823       708,912
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2005      $ 26,720   $14,337,562   $14,364,282   19,197.63
                             ========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005

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

     In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Partnership's share of the new rental amount is $175,968. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR is entitled to credit an equal amount against any installment of rent due in the future. GR has notified the Partnership it will apply the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

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

     On  May  31, 2005, the Partnership sold its 5.8291% interest in the Applebee's restaurant in Destin, Florida to the lessee. The Partnership received net sale proceeds of $109,804, which resulted in a net gain of $62,281. The cost and related accumulated depreciation of the interest sold was $65,215 and $17,692, respectively.

     In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At June 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

     During the first six months of 2005 and 2004, the Partnership distributed $608,886 and $102,244 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $31.39 and $5.20 per Limited Partnership Unit, respectively.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                              Three Months Ended       Six Months Ended
                             6/30/05      6/30/04     6/30/05     6/30/04

Rental Income                $  65,006  $  86,107   $ 130,923  $  175,257
Property Management Expenses      (379)   (13,367)     (2,694)    (18,603)
Depreciation                         0       (259)          0        (518)
Gain on Disposal of Real Estate 62,281          0     110,706   1,223,369
                              ---------  ---------   ---------  ----------
   Income from Discontinued
     Operations              $ 126,908  $  72,481   $ 238,935  $1,379,505
                              =======    =========   =========  ==========

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

Results of Operations

        For the six months ended June 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $755,971 and $636,372, respectively. In 2005, rental income increased due to additional rent received from three property acquisitions in 2004 and rent increases on five properties.

        For  the  six  months ended June 30, 2005 and  2004,  the
Partnership incurred Partnership administration expenses from affiliated parties of $107,716 and $104,378, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,154 and $19,281, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Partnership's share of the new rental amount is $175,968. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR is entitled to credit an equal amount against any installment of rent due in the future. GR has notified the Partnership it will apply the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

        For the six months ended June 30, 2005 and 2004, the Partnership recognized interest income of $13,320 and $20,250, respectively. In 2005, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2005, the Partnership recognized income from discontinued operations of $238,935, representing rental income less property management expenses and depreciation of $128,229 and gain on disposal of real estate of $110,706. For the six months ended June 30, 2004, the Partnership recognized income from discontinued operations of $1,379,505, representing rental income less property management expenses of $156,136 and gain on disposal of real estate of $1,223,369.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the lessee entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. Following an analysis of the lessee's business at this location and its financial condition, and its intent to no longer operate at this site, the Partnership determined that the best course of action was to negotiate a settlement with the lessee and take possession of the property. With possession of the property, the Partnership could move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

       On May 31, 2005, the Partnership sold its 5.8291% interest in the Applebee's restaurant in Destin, Florida to the lessee. The Partnership received net sale proceeds of $109,804, which resulted in a net gain of $62,281. The cost and related accumulated depreciation of the interest sold was $65,215 and $17,692, respectively.

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At June 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In the second quarter of 2005, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties and to take the initial steps toward liquidating the Partnership. As a result, the Partnership's rental income and operating income will decrease in the future as the Partnership sells its remaining properties. It is too early to estimate when the liquidation process will be completed.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2005, the Partnership's cash balances increased $485,145 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2004, the Partnership's cash balances decreased $4,699,373 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $722,170 in 2004 to $921,358 in 2005 as a result of an increase in total rental and interest income in 2005, a decrease in Partnership administration and property management expenses in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2005 and 2004, the Partnership generated cash flow from the sale of real estate of $758,229 and $2,131,025, respectively. During the six months ended June 30, 2004, the Partnership expended $5,908,258 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        For the six months ended June 30, 2005 and 2004, the Partnership declared distributions of $1,261,789 and $708,271, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,249,171 and $701,188 and the General Partners received distributions of $12,618 and $7,083 for the periods, respectively. In December 2004, the Partnership declared a special distribution of $303,030 of net sale proceeds. In June 2005, the Partnership declared a special distribution of $505,051 of net sale proceeds, which resulted in higher distributions in 2005 and a higher distribution payable at June 30, 2005.

        During the first six months of 2005 and 2004, the Partnership distributed $608,886 and $102,244 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $31.39 and $5.20 per Limited Partnership Unit, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first six months of 2005, 18 Limited Partners redeemed a total of 146.75 Partnership Units for $132,593 in accordance with the Partnership Agreement. During the first six months of 2004, 11 Limited Partners redeemed a total of 92.7 Partnership Units for $80,510. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 245 Limited Partners redeemed 3,260.47 Partnership Units for $2,700,638. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,339 and $813 in 2005 and 2004, respectively.

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

      Small Business Issuer Purchases of Equity Securities
                                                             Maximum Number
                                       Total Number of Units of Units that May
                Total Number Average   Purchased as Part of  Yet Be Purchased
                of  Units   Price Paid Publicly Announced    Under the Plans
       Period   Purchased   per Unit   Plans or Programs     or Programs

4/1/05 to 4/30/05   61       $903.87        3,585.42(1)           (2)

5/1/05 to 5/31/05   --         --             --                  --

6/1/05 to 6/30/05   --         --             --                  --

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


Dated:  August 5, 2005        AEI Real Estate Fund XVIII
                              Limited Partnership
                              By:   AEI  Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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