Form 10QSB
period 2005-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2005-11-14
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2005

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2005 and December 31, 2004

          Statements for the Periods ended September 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                      2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,547,710    $ 1,122,394
  Receivables                                               0         44,454
                                                   -----------    -----------
      Total Current Assets                          2,547,710      1,166,848
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              3,426,142      4,661,701
  Buildings and Equipment                           7,447,722     10,167,608
  Accumulated Depreciation                         (1,933,015)    (2,009,390)
                                                   -----------    -----------
                                                    8,940,849     12,819,919
  Real Estate Held for Sale                         3,805,828      1,805,177
                                                   -----------    -----------
      Net Investments in Real Estate               12,746,677     14,625,096
                                                   -----------    -----------
           Total  Assets                          $15,294,387    $15,791,944
                                                   ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    79,014    $    49,770
  Distributions Payable                             1,872,843        670,042
  Unearned Rent                                        96,781         21,041
                                                   -----------    -----------
      Total Current Liabilities                     2,048,638        740,853
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     15,534         33,588
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Issued;
   19,158 and 19,344 Units outstanding in
   2005 and 2004, respectively                     13,230,215     15,017,503
                                                   -----------    -----------
      Total Partners' Capital                      13,245,749     15,051,091
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $15,294,387    $15,791,944
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                  Three Months Ended      Nine Months Ended
                               9/30/05      9/30/04     9/30/05     9/30/04

RENTAL INCOME                $ 272,528    $ 296,019   $  844,837   $  789,260

EXPENSES:
   Partnership Administration -
     Affiliates                 47,714       50,447      155,430      154,825
   Partnership Administration and
     Property Management -
     Unrelated Parties           7,704        6,897       27,885       25,031
   Depreciation                 60,884       60,551      182,652      160,891
                              ---------    ---------   ----------   ----------
        Total Expenses         116,302      117,895      365,967      340,747
                              ---------    ---------   ----------   ----------
OPERATING INCOME               156,226      178,124      478,870      448,513

OTHER INCOME:
   Interest Income              11,094        2,900       24,414       23,150
                              ---------    ---------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  167,320      181,024      503,284      471,663

Income from Discontinued
 Operations                    635,122      146,397    1,008,070    1,633,042
                              ---------    ---------   ----------   ----------
NET INCOME                   $ 802,442    $ 327,421   $1,511,354   $2,104,705
                              =========    =========   ==========   ==========
NET INCOME ALLOCATED:
   General Partners          $   8,024    $   3,274   $   15,113   $   21,047
   Limited Partners            794,418      324,147    1,496,241    2,083,658
                              ---------    ---------   ----------   ----------
                             $ 802,442    $ 327,421   $1,511,354   $2,104,705
                              =========    =========   ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $    8.65    $    9.25   $    25.94   $    24.05
   Discontinued Operations       32.82         7.49        51.97        83.27
                              ---------    ---------   ----------   ----------
        Total                $   41.47    $   16.74   $    77.91   $   107.32
                              =========    =========   ==========   ==========
Weighted Average Units
  Outstanding                   19,158       19,369       19,205       19,416
                              =========    =========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                    2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                $ 1,511,354    $ 2,104,705

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                  246,586        219,836
     Gain on Sale of Real Estate                  (617,249)    (1,223,369)
     (Increase) Decrease in Receivables             44,454        (44,454)
     Increase in Payable to
        AEI Fund Management, Inc.                   29,244         24,280
     Increase in Unearned Rent                      75,740         47,796
                                                -----------    -----------
        Total Adjustments                         (221,225)      (975,911)
                                                -----------    -----------
        Net Cash Provided By
           Operating Activities                  1,290,129      1,128,794
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                            0     (5,867,430)
   Proceeds from Sale of Real Estate             2,249,082      2,131,025
                                                -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                  2,249,082     (3,736,405)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable  1,202,801       (854,746)
   Distributions to Partners                    (3,146,472)    (1,062,409)
   Redemption Payments                            (170,224)      (136,524)
                                                -----------    -----------
        Net Cash Used For
          Financing Activities                  (2,113,895)    (2,053,679)
                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          1,425,316     (4,661,290)

CASH AND CASH EQUIVALENTS, beginning of period   1,122,394      5,776,605
                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period       $ 2,547,710    $ 1,115,315
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2003  $ 28,251   $14,489,094   $14,517,345    19,522.58

  Distributions              (10,624)   (1,051,785)   (1,062,409)

  Redemption Payments         (1,366)     (135,158)     (136,524)     (153.70)

  Net Income                  21,047     2,083,658     2,104,705
                             --------   -----------   -----------  -----------
BALANCE, September 30, 2004 $ 37,308   $15,385,809   $15,423,117    19,368.88
                             ========   ===========   ===========  ===========


BALANCE, December 31, 2004  $ 33,588   $15,017,503   $15,051,091    19,344.38

  Distributions              (31,465)   (3,115,007)   (3,146,472)

  Redemption Payments         (1,702)     (168,522)     (170,224)     (186.25)

  Net Income                  15,113     1,496,241     1,511,354
                             --------   -----------   -----------  -----------
BALANCE, September 30, 2005 $ 15,534   $13,230,215   $13,245,749    19,158.13
                             ========   ===========   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005

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

     On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR is entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

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

     Subsequent to September 30, 2005, the Partnership sold the Old Country Buffet restaurant in Northlake, Illinois to an unrelated third party. The Partnership received net sale proceeds of approximately $1,968,000, which resulted in a net gain of approximately $845,400. At the time of sale, the cost and related accumulated depreciation was $1,350,804 and $228,180, respectively. At September 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,122,624.

     In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At September 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

     On April 30, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for $1,575,755. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

     Subsequent to September 30, 2005, the Partnership entered into an agreement to sell the Applebee's restaurant in Stow, Ohio to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,820,000, which will result in a net gain of approximately $294,500. If the sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At September 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,525,550.

     During the first nine months of 2005 and 2004, the Partnership distributed $2,155,819 and $102,244 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $111.33 and $5.20 per Limited Partnership Unit, respectively.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                  Three Months Ended       Nine Months Ended
                                 9/30/05      9/30/04    9/30/05       9/30/04

Rental Income                  $ 146,884    $ 177,829  $  461,469  $  496,217
Property Management Expenses      (1,047)      (7,849)     (6,714)    (27,599)
Depreciation                     (17,258)     (23,583)    (63,934)    (58,945)
Gain on Disposal of Real Estate  506,543            0     617,249   1,223,369
                                ---------    ---------  ----------  ----------
   Income from Discontinued
    Operations                 $ 635,122    $ 146,397  $1,008,070  $1,633,042
                                =========    =========  ==========  ==========

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

Results of Operations

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $844,837 and $789,260, respectively. In 2005, rental income increased due to additional rent received from two property acquisitions in 2004 and rent increases on four properties. These increases were partially offset by a reduction in rent from the Garden Ridge property as discussed below.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $155,430 and $154,825, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,885 and $25,031, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR is entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized interest income of $24,414 and $23,150, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2005, the Partnership recognized income from discontinued operations of $1,008,070, representing rental income less property management expenses and depreciation of $390,821 and gain on disposal of real estate of $617,249. For the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of $1,633,042, representing rental income less property management expenses of $409,673 and gain on disposal of real estate of $1,223,369.

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

       Subsequent to September 30, 2005, the Partnership sold the Old Country Buffet restaurant in Northlake, Illinois to an unrelated third party. The Partnership received net sale proceeds of approximately $1,968,000, which resulted in a net gain of approximately $845,400. At the time of sale, the cost and related accumulated depreciation was $1,350,804 and $228,180, respectively. At September 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,122,624.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the lessee. The agreement has been extended several times to enable the lessee to complete their due diligence and certain negotiations with adjacent land owners. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,637,000, which will result in a net gain of approximately $479,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At September 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,157,654. During this time, the lessee is continuing to pay rent and is complying with the lease obligations.

        Subsequent to September 30, 2005, the Partnership entered into an agreement to sell the Applebee's restaurant in Stow, Ohio to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,820,000, which will result in a net gain of approximately $294,500. If the sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At September 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,525,550.

        In the second quarter of 2005, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties. As a result, the Partnership's rental income and operating income will decrease in the future as the Partnership sells its remaining properties.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2005, the Partnership's cash balances increased $1,425,316 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2004, the Partnership's cash balances decreased $4,661,290 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $1,128,794 in 2004 to $1,290,129 in 2005 as a result of an increase in total rental and interest income in 2005, a decrease in Partnership administration and property management expenses in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2005 and 2004, the Partnership generated cash flow from the sale of real estate of $2,249,082 and $2,131,025, respectively. During the nine months ended September 30, 2004, the Partnership expended $5,867,430 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       For the nine months ended September 30, 2005 and 2004, the Partnership declared distributions of $3,146,472 and $1,062,409, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $3,115,007 and $1,051,785 and the General Partners received distributions of $31,465 and $10,624 for the periods, respectively. In December 2004, the Partnership declared a special distribution of $303,030 of net sale proceeds. In June and September 2005, the Partnership declared special distributions of $505,051 and $1,515,152, respectively, of net sale proceeds, which resulted in higher distributions in 2005 and a higher distribution payable at September 30, 2005.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first nine months of 2005 and 2004, the Partnership distributed $2,155,819 and $102,244, respectively, of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $111.33 and $5.20 per Limited Partnership Unit, respectively.

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

        During the first nine months of 2005, 24 Limited Partners redeemed a total of 186.25 Partnership Units for $168,522 in accordance with the Partnership Agreement. During the first nine months of 2004, 17 Limited Partners redeemed a total of 153.7 Partnership Units for $135,158. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 245 Limited Partners redeemed 3,260.47 Partnership Units for $2,700,638. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,702 and $1,366 in 2005 and 2004, respectively.

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

7/1/05 to 7/31/05  39.5     $909.59      3,624.92(1)               (2)

8/1/05 to 8/31/05   --        --             --                     --

9/1/05 to 9/30/05   --        --             --                     --

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1 Purchase Agreement dated August 4, 2005 between the Partnership and Young M. Won relating to the Property at North Avenue and Wolf Road, Northlake, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 24, 2005).

    10.2 Purchase Agreement dated October 19, 2005 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and KOE LLC relating to the Property at 4296 Kent Road, Stow, Ohio.

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


Dated:  November 4, 2005      AEI Real Estate Fund XVIII
                              Limited Partnership
                               By: AEI Fund Management XVIII, Inc.
                               Its: Managing General Partner



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