Form 10KSB
period 2005-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2006-03-30
CIK 840459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                        Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2005

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

Securities registered under Section 12(b) of the Exchange Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered under Section 12(g) of the Exchange Act:

                      Limited Partnership Units
                        (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  Yes    No [X]

The Issuer's revenues for the year ended December 31, 2005 were $1,132,209.

As of February 28, 2006, there were 19,078.13 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,078,130.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain tenants may be granted options to purchase properties after a specified portion of the lease term has elapsed. Prior to 2005, the Partnership sold some of its properties and reinvested the proceeds from such sales in additional properties. It is anticipated that the Partnership will sell its remaining properties within the next two to three years, although final liquidation may be delayed by a number of circumstances, including market conditions and seller financing of properties.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.
ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        The leases provide the tenant with two to four five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants have been granted options to purchase the property at a formula price. The option price is stated to be the greater of the price determined by the stated formula or the fair market value of the property as agreed upon by the parties or determined based on appraisals. The formula price is the original purchase price of the property increased by a specified percentage per year, compounded annually. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

Property Activity

        Through March 31, 2003, the Partnership sold 99.2394% of the Fuddruckers restaurant, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,989,027, which resulted in a net gain of $771,290. The cost and related accumulated depreciation of the interests sold was $1,395,078 and $177,341, respectively. For the years ended December 31, 2003 and 2002, the net gain was $286,861 and $484,429, respectively.

       During the first quarter of 2003, the Partnership sold the Children's World daycare center in Phoenix, Arizona, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,592,169, which resulted in a net gain of $1,016,152. The cost and related accumulated depreciation of the interests sold was $883,486 and $307,469, respectively.

        During the second quarter of 2003, the Partnership sold its 23.95% interest in the Champps Americana restaurant in Troy, Michigan, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,657,062, which resulted in a net gain of $594,177. The cost and related accumulated depreciation of the interests sold was $1,192,496 and $129,611, respectively.

        On May 15, 2003, the Partnership sold its 40% interest in the Tumbleweed restaurant in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $704,001, which resulted in a net gain of $201,568. At the time of sale, the cost and related accumulated depreciation was $554,269 and $51,836, respectively.

       During the first nine months of 2003, the Partnership sold its 38% interest in the Champps Americana restaurant in Centerville, Ohio, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,126,740, which resulted in a net gain of $740,621. The cost and related accumulated depreciation of the interests sold was $1,502,252 and $116,133, respectively.

       In October 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Clive, Iowa to an unrelated third party. On January 6, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,131,025, which resulted in a net gain of $1,223,369. At the time of sale, the cost and related accumulated depreciation was $1,392,249 and $484,593, respectively.


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

       During the third quarter of 2005, the Partnership sold its 50% interest in the Johnny Carino's restaurant in Mansfield, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,490,853, which resulted in a net gain of $506,543. The cost and related accumulated depreciation of the interests sold was $1,028,886 and $44,576, respectively.

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

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

       In October 2005, the Partnership entered into an agreement to sell its interest in the Applebee's restaurant in Stow, Ohio to an unrelated third party. On November 15, 2005, the sale closed with the Partnership receiving net sale proceeds of $1,835,784, which resulted in a net gain of $310,234. At the time of sale, the cost and related accumulated depreciation was $1,575,755 and $50,205, respectively.

        On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,287,133. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $184,753. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership

        In July 2003, the tenant of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the tenant closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the tenant entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

         In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Partnership receiving net sale proceeds of $648,425, which resulted in a net gain of $48,425.

       On May 31, 2005, the Partnership sold its 5.8291% interest in the Applebee's restaurant in Destin, Florida to the tenant. The Partnership received net sale proceeds of $109,804, which resulted in a net gain of $62,281. The cost and related accumulated depreciation of the interest sold was $65,215 and $17,692, respectively. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $47,523.

        On October 18, 2005, the Partnership sold the Old Country Buffet restaurant in Northlake, Illinois to an unrelated third party. The Partnership received net sale proceeds of $1,973,839, which resulted in a net gain of $851,215. At the time of sale, the cost and related accumulated depreciation was $1,350,804 and $228,180, respectively.

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the tenant. The agreement was extended several times to enable the tenant to complete their due diligence and certain negotiations with adjacent land owners. During this time, the tenant continued to pay rent and complied with the lease obligations. Subsequent to December 31, 2005, the sale closed with the Partnership receiving net sale proceeds of approximately
$1,640,000, which resulted in a net gain of approximately $482,300. At the time of sale, the cost and related accumulated depreciation was $1,406,426 and $248,772, respectively. At December 31, 2005 and 2004, the property was classified as Real Estate Held for Sale with a book value of $1,157,654.

Major Tenants

        During 2005, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 59% of total rental revenue in 2005. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2006 and future years. However, the tenant of the Taco Cabana restaurants will not continue to be a major tenant as one of the restaurants was sold in 2006. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2005.

                           Total Property                Annual    Annual
                  Purchase  Acquisition                  Lease     Rent Per
Property            Date       Costs      Tenant         Payment   Sq. Ft.

Children's World                        KinderCare
Daycare Center                           Learning
 Blue Springs, MO  6/27/90  $  791,271 Centers, Inc.     $112,340  $14.04

Children's World                        KinderCare
Daycare Center                           Learning
 Lenexa, KS        9/13/90  $  983,527 Centers, Inc.     $140,691  $17.55

Taco Cabana Restaurant                 Texas Taco
 San Antonio, TX  12/29/90  $1,406,426 Cabana L.P.       $253,072  $92.43

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

                           Total Property                Annual    Annual
                  Purchase  Acquisition                  Lease     Rent Per
Property            Date       Costs      Tenant         Payment   Sq. Ft.

Children's World                         KinderCare
Daycare Center                            Learning
 Westerville, OH   6/21/91  $  990,261  Centers, Inc.    $142,494  $17.86

Taco Cabana Restaurant
 San Antonio, TX                         Texas Taco
 (9.3699%)         7/19/91  $  107,933   Cabana L.P.     $ 19,698  $46.98

Children's World                         KinderCare
Daycare Center                            Learning
 Columbus, OH      8/10/92  $1,019,202  Centers, Inc.    $139,793  $15.83

Tractor Supply
 Company Store
 Bristol, VA                           Tractor Supply
 (7.5158%)         4/10/96  $   96,765  Company, Inc.    $ 12,018  $ 8.53

Champps Americana
 Restaurant                               Champps
 Columbus, OH                            Operating
 (.5061%)          8/29/96  $   12,984  Corporation      $  1,747  $42.25

Fuddruckers Restaurant
 Thornton, CO
 (.7606%)          7/30/97  $   10,693 Fuddruckers, Inc. $  1,291  $34.10

Tumbleweed Restaurant
 Chillicothe, OH                         Tumbleweed,
 (43.9634%)       11/20/98  $  560,612      Inc.         $ 64,319  $26.68

Garden Ridge
 Retail Store
 Woodlands, TX                         Garden Ridge,
 (24%)             8/27/03  $1,995,850     L.P.          $175,968  $ 6.57

Jared Jewelry Store
 Lakewood, CO                             Sterling
 (50%)              2/5/04  $2,017,633 Jewelers Inc.     $155,219  $50.86

Eckerd Drug Store
 Auburn, NY                               Eckerd
 (50%)             5/10/04  $2,287,133 Corporation       $184,753  $26.75


ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Tumbleweed restaurant are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and an unrelated third party. The remaining interests in the Garden Ridge retail store are owned by AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC and unrelated third parties. The remaining interest in the Jared Jewelry store and the Eckerd drug store are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Taco Cabana restaurant in San Antonio, Texas, the Tractor Supply Company store, the Fuddruckers restaurant and the Champps Americana restaurant are owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary Lease terms varied from 15 to 20 years. The Leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

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

        Through December 31, 2005, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.
                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2005, there were 1,375 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $67,723 and $17,438 were made to the General Partners and $6,704,595 and $1,726,371 were made to the Limited Partners in 2005 and 2004, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $5,418,667 and $401,222 of proceeds from property sales in 2005 and 2004, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities
                                                              Maximum Number
                                        Total Number of Units of Units that
                Total Number   Average  Purchased as Part of  May Yet Be
                  of Units   Price Paid Publicly Announced    Purchased Under
   Period        Purchased    per Unit  Plans or Programs the Plans or Programs

10/1/05 to 10/31/05   75       $814.00      3,699.92(1)              (2)

11/1/05 to 11/30/05   --         --             --                   --

12/1/05 to 12/31/05   --         --             --                   --

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For  the  years  ended December 31, 2005  and  2004,  the
Partnership recognized rental income from continuing operations of $1,132,209 and $1,066,815, respectively. In 2005, rental income  increased  due  to  additional  rent  received  from  two property acquisitions in 2004 and rent increases on four properties. These increases were partially offset by a reduction in rent from the Garden Ridge property as discussed below.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $187,923 and $209,245, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,234 and $27,151, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In February 2004, Garden Ridge, L.P. (GR), the tenant of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Partnership's share of the new rental amount is $175,968. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

        For the years ended December 31, 2005 and 2004, the Partnership recognized interest income of $56,244 and $27,804, respectively. In 2005, interest income increased due to the Partnership having more money invested in a money market account due to property sales and higher money market interest rates.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2005, the Partnership recognized income from discontinued operations of $2,254,091, representing rental income less property management expenses and depreciation of $475,393 and gain on disposal of real estate of $1,778,698. For the year ended December 31, 2004, the Partnership recognized income from discontinued operations of $1,800,476, representing rental income less property management expenses and depreciation of $577,107 and gain on disposal of real estate of $1,223,369.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In October 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Clive, Iowa to an unrelated third party. On January 6, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,131,025, which resulted in a net gain of $1,223,369. At the time of sale, the cost and related accumulated depreciation was $1,392,249 and $484,593, respectively.

        In July 2003, the tenant of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the tenant closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the tenant entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. Following an analysis of the tenant's business at this location and its financial condition, and its intent to no longer operate at this site, the Partnership determined that the best course of action was to negotiate a settlement with the tenant and take possession of the property. With possession of the property, the Partnership could move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

       On May 31, 2005, the Partnership sold its 5.8291% interest in the Applebee's restaurant in Destin, Florida to the tenant. The Partnership received net sale proceeds of $109,804, which resulted in a net gain of $62,281. The cost and related accumulated depreciation of the interest sold was $65,215 and $17,692, respectively. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $47,523.

       During the third quarter of 2005, the Partnership sold its 50% interest in the Johnny Carino's restaurant in Mansfield, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,490,853, which resulted in a net gain of $506,543. The cost and related accumulated depreciation of the interests sold was $1,028,886 and $44,576, respectively.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On October 18, 2005, the Partnership sold the Old Country Buffet restaurant in Northlake, Illinois to an unrelated third party. The Partnership received net sale proceeds of $1,973,839, which resulted in a net gain of $851,215. At the time of sale, the cost and related accumulated depreciation was $1,350,804 and $228,180, respectively.

       In October 2005, the Partnership entered into an agreement to sell its interest in the Applebee's restaurant in Stow, Ohio to an unrelated third party. On November 15, 2005, the sale closed with the Partnership receiving net sale proceeds of $1,835,784, which resulted in a net gain of $310,234. At the time of sale, the cost and related accumulated depreciation was $1,575,755 and $50,205, respectively.

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the tenant. The agreement was extended several times to enable the tenant to complete their due diligence and certain negotiations with adjacent land owners. During this time, the tenant continued to pay rent and complied with the lease obligations. Subsequent to December 31, 2005, the sale closed with the Partnership receiving net sale proceeds of approximately
$1,640,000, which resulted in a net gain of approximately $482,300. At the time of sale, the cost and related accumulated depreciation was $1,406,426 and $248,772, respectively. At December 31, 2005 and 2004, the property was classified as Real Estate Held for Sale with a book value of $1,157,654.

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

Liquidity and Capital Resources

       During the year ended December 31, 2005, the Partnership's cash balances increased $3,584,805 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2004, the Partnership's cash balances decreased $4,654,211 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $1,525,877 in 2004 to $1,585,538 in 2005 as a result of a decrease in Partnership administration and property management expenses in 2005 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2005 and 2004, the Partnership generated cash flow from the sale of real estate of $6,058,705 and $2,131,025, respectively. During the year ended December 31, 2004, the Partnership expended $5,880,521 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales in 2004 and 2003.

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

        For the years ended December 31, 2005 and 2004, the Partnership declared distributions of $6,772,318 and $1,743,809, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $6,704,595 and $1,726,371 and the General Partners received distributions of $67,723 and $17,438 for the periods, respectively. In December 2004, the Partnership declared a special distribution of $303,030 of net sale proceeds. In June, September and December 2005, the Partnership declared special distributions of $505,051, $1,515,152 and $3,282,828, respectively, of net sale proceeds, which resulted in higher distributions in 2005 and a higher distribution payable at December 31, 2005.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         During 2005 and 2004, the Partnership distributed $5,473,401 and $405,275, respectively, of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $283.44 and $20.71 per Limited Partnership Unit, respectively.

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

        During  2005,  28 Limited Partners redeemed  a  total  of
261.25 Partnership Units for $229,573 in accordance with the Partnership Agreement. During 2004, 21 Limited Partners redeemed a total of 178.2 Partnership Units for $157,691. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 245 Limited Partners redeemed 3,260.47 Partnership Units for $2,700,638. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,319 and $1,593 in 2005 and 2004, respectively.

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





         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005 and 2004

Statements for the Years Ended December 31, 2005 and 2004:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund XVIII Limited Partnership (a Minnesota limited partnership) as of December 31, 2005 and 2004, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                       /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants

Minneapolis, Minnesota
January 27, 2006

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS
                                                     2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 4,707,199    $ 1,122,394
  Receivables                                              0         44,454
                                                  -----------    -----------
      Total Current Assets                         4,707,199      1,166,848
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,426,142      4,661,701
  Buildings and Equipment                          7,447,722     10,167,608
  Accumulated Depreciation                        (1,993,893)    (2,009,390)
                                                  -----------    -----------
                                                   8,879,971     12,819,919
  Real Estate Held for Sale                        1,157,654      1,805,177
                                                  -----------    -----------
      Net Investments in Real Estate              10,037,625     14,625,096
                                                  -----------    -----------
           Total  Assets                         $14,744,824    $15,791,944
                                                  ===========    ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    56,555    $    49,770
  Distributions Payable                            3,614,814        670,042
  Unearned Rent                                       44,717         21,041
                                                  -----------    -----------
      Total Current Liabilities                    3,716,086        740,853
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    17,543         33,588
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Issued;
   19,083 and 19,344 Units outstanding in
   2005 and 2004, respectively                    11,011,195     15,017,503
                                                  -----------    -----------
      Total Partners' Capital                     11,028,738     15,051,091
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $14,744,824    $15,791,944
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.
         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 3l


                                                      2005          2004

RENTAL INCOME                                     $ 1,132,209   $ 1,066,815

EXPENSES:
  Partnership Administration - Affiliates             187,923       209,245
  Partnership Administration and Property
     Management - Unrelated Parties                    29,234        27,151
  Depreciation                                        243,530       221,860
                                                   -----------   -----------
      Total Expenses                                  460,687       458,256
                                                   -----------   -----------

OPERATING INCOME                                      671,522       608,559

OTHER INCOME:
  Interest Income                                      56,244        27,804
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     727,766       636,363

Income from Discontinued Operations                 2,254,091     1,800,476
                                                   -----------   -----------
NET INCOME                                        $ 2,981,857   $ 2,436,839
                                                   ===========   ===========
NET INCOME ALLOCATED:
  General Partners                                $    53,997   $    24,368
  Limited Partners                                  2,927,860     2,412,471
                                                   -----------   -----------
                                                  $ 2,981,857   $ 2,436,839
                                                   ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                          $     37.58   $     32.48
   Discontinued Operations                             115.12         91.89
                                                   -----------   -----------
         Total                                    $    152.70   $    124.37
                                                   ===========   ===========
Weighted Average Units Outstanding                     19,174        19,398
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.
         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 3l

                                                        2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 2,981,857   $ 2,436,839

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
      Depreciation                                     307,464       304,434
      Gain on Sale of Real Estate                   (1,778,698)   (1,223,369)
      (Increase) Decrease in Receivables                44,454       (44,454)
      Increase in Payable to
        AEI Fund Management, Inc.                        6,785        31,386
      Increase in Unearned Rent                         23,676        21,041
                                                    -----------   -----------
         Total Adjustments                          (1,396,319)     (910,962)
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                      1,585,538     1,525,877
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                 0    (5,880,521)
  Proceeds from Sale of Real Estate                  6,058,705     2,131,025
                                                    -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                      6,058,705    (3,749,496)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase  (Decrease) in Distributions Payable    2,944,772      (527,499)
    Distributions to Partners                       (6,772,318)   (1,743,809)
    Redemption Payments                               (231,892)     (159,284)
                                                    -----------   -----------
       Net Cash Used For
        Financing Activities                        (4,059,438)   (2,430,592)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                             3,584,805    (4,654,211)

CASH AND CASH EQUIVALENTS, beginning of period       1,122,394     5,776,605
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 4,707,199   $ 1,122,394
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 3l


                                                                Limited
                                                              Partnership
                            General    Limited                   Units
                            Partners   Partners      Total     Outstanding


BALANCE, December 31, 2003 $ 28,251  $14,489,094  $14,517,345   19,522.58

  Distributions             (17,438)  (1,726,371)  (1,743,809)

  Redemption Payments        (1,593)    (157,691)    (159,284)    (178.20)

  Net Income                 24,368    2,412,471    2,436,839
                            --------  -----------  ----------- -----------
BALANCE, December 31, 2004   33,588   15,017,503   15,051,091   19,344.38

  Distributions             (67,723)  (6,704,595)  (6,772,318)

  Redemption Payments        (2,319)    (229,573)    (231,892)    (261.25)

  Net Income                 53,997    2,927,860    2,981,857
                            --------  -----------  ----------- -----------
BALANCE, December 31, 2005 $ 17,543  $11,011,195  $11,028,738   19,083.13
                            ========  ===========  =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     The terms of the Partnership offering called for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on February 15, 1989 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The offering terminated December 4, 1990 when the extended offering period expired. The Partnership received subscriptions for 22,783.05 Limited Partnership Units. Under the terms of the Limited Partnership Agreement, the Limited Partners and General
     Partners contributed funds of $22,783,050, and $1,000, respectively.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2005 and 2004.

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2005  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2004   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 43.9634% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and an unrelated third party. The Partnership owns a 24% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership, and unrelated third parties. The Partnership owns a 50% interest in a Jared Jewelry store and an Eckerd drug store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)

     The Partnership owned a 24% interest in a Razzoo's restaurant in Alpharetta, Georgia. The remaining interests in this property were owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owned a 50% interest in a Johnny Carino's restaurant. The remaining interest in this property was owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership. The Partnership owned a 50% interest in an Applebee's restaurant in Stow, Ohio. The remaining interest in this property was owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                       Total Incurred by the Partnership
                                        for the Years Ended December 31

                                                   2005         2004
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 187,923     $ 212,558
                                                 ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                         $  36,235     $  23,501
                                                 ========      ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the sellers and/or tenants in the amounts of
  $2,948 for 2004.                              $       0     $  97,648
                                                 ========      ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $ 130,972     $  35,169
                                                 ========      ========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. At the time the properties were acquired, the remaining primary Lease terms varied from 15 to 20 years. The Leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     Certain tenants have been granted options to purchase the property at a formula price. The option price is stated to be the greater of the price determined by the stated formula or the fair market value of the property as agreed upon by the parties or determined based on appraisals. The formula price is the original purchase price of the property increased by a specified percentage per year, compounded annually. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

     The Partnership's properties are commercial, single-tenant buildings. One of the Taco Cabana restaurants in San Antonio, Texas was constructed in 1984, renovated in 1991 and acquired by the Partnership after the renovation. The Children's World in Columbus, Ohio was constructed and acquired in 1992. The Tractor Supply Company store and Champps Americana restaurant in Columbus, Ohio were constructed and acquired in 1996. The Fuddruckers restaurant was constructed and acquired in 1997. The Tumbleweed restaurant was constructed and acquired in 1998. The Garden Ridge retail store was constructed in 2001 and acquired in 2003. The Jared Jewelry store was constructed in 2003 and acquired in 2004. The Eckerd drug store was constructed and acquired in 2004. The remaining properties were constructed and acquired in either 1990 or 1991. There have been no costs capitalized as improvements subsequent to the acquisitions.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2005  are   as
     follows:

                                        Buildings and            Accumulated
   Property                        Land   Equipment      Total   Depreciation

Children's World,
 Blue Springs, MO              $  162,290 $  628,981 $   791,271  $  343,752
Children's World, Lenexa, KS      185,788    797,739     983,527     428,229
Children's World, Westerville, OH 157,848    832,413     990,261     425,716
Taco Cabana, San Antonio, TX       61,004     46,929     107,933      22,304
Children's World, Columbus, OH    157,569    861,633   1,019,202     407,978
Tractor Supply Company,
 Bristol, VA                       31,092     65,673      96,765      23,006
Champps Americana,
 Columbus, OH                       4,373      8,611      12,984       2,846
Fuddruckers, Thornton, CO           3,383      7,310      10,693       2,130
Tumbleweed, Chillicothe, OH       229,387    331,225     560,612      84,148
Garden Ridge, Woodlands, TX       584,784  1,411,066   1,995,850     111,710
Jared Jewelry, Lakewood, CO       933,770  1,083,863   2,017,633      67,742
Eckerd, Auburn, NY                914,854  1,372,279   2,287,133      74,332
                                ---------- ---------- -----------  ----------
                               $3,426,142 $7,447,722 $10,873,864  $1,993,893
                                ========== ========== ===========  ==========

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     In February 2004, Garden Ridge, L.P. (GR), the tenant of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Partnership's share of the new rental amount is $175,968. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

     On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

     The Partnership owns a 9.3699% interest in a Taco Cabana restaurant in San Antonio, Texas, a 7.5158% interest in a Tractor Supply Company store, a .5061% interest in a Champps Americana restaurant in Columbus, Ohio and a .7606% interest in a Fuddruckers restaurant. The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2005, the minimum future rent payments required by the leases are as follows:

                       2006          $ 1,099,125
                       2007              746,710
                       2008              629,060
                       2009              629,303
                       2010              620,738
                       Thereafter      6,971,119
                                      -----------
                                     $10,696,055
                                      ===========


     There were no contingent rents recognized in 2005 and 2004.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

          Tenants              Industry           2005       2004

     KinderCare Learning
      Centers, Inc.           Child Care      $ 533,560   $ 525,530
     Texas Taco Cabana L.P.   Restaurant        272,382     263,171
     Eckerd Corporation       Retail            184,753         N/A
     Garden Ridge, L.P.       Retail                N/A     186,424
                                               ---------   ---------
     Aggregate rent revenue of major tenants  $ 990,695   $ 975,125
                                               =========   =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              59%         56%
                                               =========   =========

(6)  Discontinued Operations -

     In October 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Clive, Iowa to an unrelated third party. On January 6, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,131,025, which resulted in a net gain of $1,223,369. At the time of sale, the cost and related accumulated depreciation was $1,392,249 and $484,593, respectively.

     In July 2003, the tenant of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the tenant closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the tenant entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     On  May  31, 2005, the Partnership sold its 5.8291% interest in the Applebee's restaurant in Destin, Florida to the tenant. The Partnership received net sale proceeds of $109,804, which resulted in a net gain of $62,281. The cost and related accumulated depreciation of the interest sold was $65,215 and $17,692, respectively. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $47,523.

     During the third quarter of 2005, the Partnership sold its 50% interest in the Johnny Carino's restaurant in Mansfield, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,490,853, which resulted in a net gain of $506,543. The cost and related accumulated depreciation of the interests sold was $1,028,886 and $44,576, respectively.

     On October 18, 2005, the Partnership sold the Old Country Buffet restaurant in Northlake, Illinois to an unrelated third party. The Partnership received net sale proceeds of $1,973,839, which resulted in a net gain of $851,215. At the time of sale, the cost and related accumulated depreciation was $1,350,804 and $228,180, respectively.

     On April 30, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for $1,575,755. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043.

     In October 2005, the Partnership entered into an agreement to sell its interest in the Applebee's restaurant in Stow, Ohio to an unrelated third party. On November 15, 2005, the sale closed with the Partnership receiving net sale proceeds of $1,835,784, which resulted in a net gain of $310,234. At the time of sale, the cost and related accumulated depreciation was $1,575,755 and $50,205, respectively.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(6)  Discontinued Operations - (Continued)

     In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the tenant. The agreement was extended several times to enable the tenant to complete their due diligence and certain negotiations with adjacent land owners. During this time, the tenant continued to pay rent and complied with the lease obligations. Subsequent to December 31, 2005, the sale closed with the Partnership receiving net sale proceeds of approximately $1,640,000, which resulted in a net gain of approximately $482,300. At the time of sale, the cost and related accumulated depreciation was $1,406,426 and $248,772, respectively. At December 31, 2005 and 2004, the property was classified as Real Estate Held for Sale with a book value of $1,157,654.

     During 2005 and 2004, the Partnership distributed $5,473,401 and $405,275, respectively, of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $283.44 and $20.71 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                2005        2004

     Rental Income                          $   546,328   $   659,344
     Property Management Expenses                (7,001)          337
     Depreciation                               (63,934)      (82,574)
     Gain on Disposal of Real Estate          1,778,698     1,223,369
                                             -----------   -----------
       Income from Discontinued Operations  $ 2,254,091   $ 1,800,476
                                             ===========   ===========

(7)  Partners' Capital -

     Cash distributions of $67,723 and $17,438 were made to the General Partners and $6,704,595 and $1,726,371 were made to the Limited Partners for the years ended December 31, 2005 and 2004, respectively. The Limited Partners' distributions represent $349.67 and $89.00 per Limited Partnership Unit outstanding using 19,174 and 19,398 weighted average Units in 2005 and 2004, respectively. The distributions represent $140.73 and $89.00 per Unit of Net Income and $209.94 and $- 0- per Unit of return of capital in 2005 and 2004, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $5,418,667 and $401,222 of proceeds from property sales in 2005 and 2004, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(7)  Partners' Capital - (Continued)

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

     During 2005, 28 Limited Partners redeemed a total of 261.25 Partnership Units for $229,573 in accordance with the
     Partnership Agreement. During 2004, 21 Limited Partners redeemed a total of 178.2 Partnership Units for $157,691. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,319 and $1,593 in 2005 and 2004, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $744.85 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                          2005       2004

     Net  Income  for Financial Reporting Purposes   $ 2,981,857  $ 2,436,839

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes     25,983        4,500

     Income Accrued for Tax Purposes Over
        Income  for  Financial  Reporting  Purposes        4,825       39,892

     Gain on Sale of Real Estate for Tax Purposes
       Under  Gain for Financial Reporting Purposes     (286,557)     (25,385)
                                                      -----------  -----------
           Taxable Income to Partners                $ 2,726,108  $ 2,455,846
                                                      ===========  ===========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                            2005        2004

     Partners' Capital for Financial Reporting Purposes $11,028,738 $15,051,091

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                      176,799     437,373

     Income Accrued for Tax Purposes Over
       Income  for  Financial  Reporting  Purposes           44,717      39,892

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting Purposes       3,336,442   3,336,442
                                                         ----------  ----------
         Partners' Capital for Tax Reporting Purposes   $14,586,696 $18,864,798
                                                         ==========  ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                       2005                  2004
                              Carrying       Fair    Carrying      Fair
                               Amount       Value     Amount      Value

     Money Market Funds    $ 4,707,199   $ 4,707,199 $ 1,122,394 $ 1,122,394
                            -----------   ----------  ----------  ----------
       Total Cash and
         Cash Equivalents  $ 4,707,199   $ 4,707,199 $ 1,122,394 $ 1,122,394
                            ===========   ==========  ==========  ==========

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

        Robert P. Johnson, age 61, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1988, and has been elected to continue in these positions until December 2006. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eleven limited partnerships and a managing member in four LLCs.

        Patrick W. Keene, age 46, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2006. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2005. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2005 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2006:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2005 and 2004.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2005, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2005.

                                                      Amount Incurred
Person or Entity                                       From Inception
 Receiving                 Form and Method         (September 20, 1988) to
Compensation               of Compensation            December 31, 2005

AEI Securities, Inc. Selling Commissions equal to 7%       $2,278,305
                     of proceeds plus a 3% nonaccountable
                     expense allowance, most of which was
                     reallowed to Participating Dealers.

General Partners and Reimbursement at Cost for other       $1,064,137
Affiliates           Organizaton and Offering Costs.

General Partners and Reimbursement at Cost for all         $  642,892
Affiliates           Acquisition Expenses

General Partners and Reimbursement at Cost for all         $4,055,604
Affiliates           Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties and all other transfer
                     agency, reporting, partner relations
                     and other administrative functions.

General Partners and Reimbursement at Cost for all         $  751,993
Affiliates           expenses related to the disposition
                     of the Fund's properties.

General Partners     1% of Net Cash Flow in any fiscal     $  253,922
                     year until the Limited Partners have
                     received annual, non-cumulative
                     distributions of Net Cash Flow  equal
                     to 10% of their Adjusted Capital
                     Contributions and 10% of any remaining
                     Net Cash Flow in such fiscal year.

General Partners     15% of distributions of Net Proceeds  $   86,556
                     of Sale other than distributions
                     necessary to restore Adjusted Capital
                     Contributions and provide a 6%
                     cumulative return to Limited  Partners.
                     The General  Partners  will receive
                     only 1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus
                     (b) an amount equal to 14% of their
                     Adjusted Capital Contributions per
                     annum, cumulative but not compounded,
                     less (c) all previous cash distributions to the Limited Partners.


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

     10.6 Net Lease Agreement dated July 28, 1992 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 4885 Cherry Bottom Road, Columbus, Ohio (incorporated by reference to Exhibit 10.17 of Form 10-K filed March 29, 1993).

     10.7 Net Lease Agreement dated April 10, 1996 between the Partnership, Robert P. Johnson and Tractor Supply Company relating to the Property at Old Airport Road and I-81, Bristol, Virginia (incorporated by reference to Exhibit
     10.2 of Form 8-K filed April 17, 1996).

     10.8 Net Lease Agreement dated August 29, 1996 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and Americana Dining Corporation relating to the Property at 161 E. Campus View Boulevard, Columbus, Ohio (incorporated by reference to Exhibit 10.3 of Form 8-K filed September 12, 1996).

     10.9 Net Lease Agreement dated July 30, 1977 between the Partnership and Fuddruckers, Inc. relating to the Property at 12020 Pennsylvania Street, Thornton, Colorado (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed August 5, 1997).

     10.10 Net Lease Agreement dated April 13, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street,
     Chillicothe,  Ohio  (incorporated by  reference  to  Exhibit
     10.2 of Form 10-QSB filed May 8, 1998).

     10.11 First Amendment to Net Lease Agreement dated November 20, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.70 of Form 10-KSB filed March 15, 1999).

ITEM 13. EXHIBITS.  (Continued)

     10.12 Purchase Agreement dated May 21, 2003, between the Partnership and Texas Taco Cabana, LP relating to the Property at 7339 San Pedro Avenue, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 8, 2003).

     10.13 Assignment of Lease, Indemnity and Assumption Agreement dated August 27, 2003 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Income & Growth Fund 24 LLC, AEI Real Estate Fund XV Limited Partnership and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 6, 2003).

     10.14 Assignment and Assumption of Lease dated February 5, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Translakewood, LLC relating to the Property at 14145 West Colfax Avenue, Lakewood, Colorado (incorporated by reference to Exhibit
     10.2 of Form 8-K filed February 17, 2004).

     10.15 Fourth Amendment to Purchase Agreement dated February 17, 2004 between the Partnership and Texas Taco Cabana, LP relating to the Property at 7339 San Pedro Avenue, San Antonio, Texas (incorporated by reference to
     Exhibit 10.2 of Form 8-K filed January 27, 2006).

     10.16 Assignment of Purchase Agreement dated April 22, 2004 between the Partnership and AEI Fund Management, Inc. relating to the Property at 4296 Kent Road, Stow, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 11, 2004).

     10.17 Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and PRECO II CRIC LLC relating to the Property at 4296 Kent Road, Stow, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 11, 2004).

     10.18 Assignment and Assumption of Lease dated May 10, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Grant Ave. & Standard Ave. Development, LLC relating to the Property at 157 Grant Avenue, Auburn, New York (incorporated by reference to
     Exhibit 10.2 of Form 8-K filed May 14, 2004).

     10.19 Commercial Purchase and Sale Agreement dated December 16, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Action Outdoor Advertising Inc. relating to the Property at 5970 North Point Parkway, Alpharetta, Georgia incorporated by reference to Exhibit
     10.27 of Form 10-KSB filed March 18, 2005).

     10.20 Purchase Agreement dated August 4, 2005 between the Partnership and Young M. Won relating to the Property at North Avenue and Wolf Road, Northlake, Illinois (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 24, 2005).

     10.21 Purchase Agreement dated October 19, 2005 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and KOE LLC relating to the Property at 4296 Kent Road, Stow, Ohio (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed November 4, 2005).

     10.22 Twelfth Amendment to Purchase Agreement dated December 16, 2005 between the Partnership and Texas Taco Cabana, LP relating to the Property at 7339 San Pedro Avenue, San Antonio, Texas (incorporated by reference to
     Exhibit 10.3 of Form 8-K filed January 27, 2006).

ITEM 13. EXHIBITS.  (Continued)

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2005 and 2004:

     Fee Category                            2005       2004

     Audit Fees                           $  12,750   $ 11,995
     Audit-Related Fees                         218        603
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  12,968   $ 12,598
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


                               AEI REAL ESTATE FUND XVIII
                               Limited Partnership
                               By: AEI Fund Management XVIII, Inc.
                                   Its Managing General Partner


March 17, 2006                 By:/s/ Robert P Johnson
                                      Robert P.Johnson, President
                                      and Director
                                      (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                        Title                           Date


/s/Robert P Johnson  President (Principal Executive  Officer)  March 17, 2006
   Robert P.Johnson  and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer  and  Treasurer   March 17, 2006
   Patrick W.Keene   (Principal Accounting Officer)