Form 10QSB
period 2006-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2006-05-12
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2006

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


                              INDEX




PART I.Financial Information

 Item 1.Balance Sheet as of March 31, 2006 and December 31, 2005

        Statements for the Periods ended March 31, 2006 and 2005:

           Income

           Cash Flows

           Changes in Partners' Capital

        Notes to Financial Statements

 Item 2.Management's Discussion and Analysis

 Item 3.Controls and Procedures

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                   2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 2,945,571    $ 4,707,199

INVESTMENTS IN REAL ESTATE:
  Land                                           3,426,142      3,426,142
  Buildings and Equipment                        7,447,722      7,447,722
  Accumulated Depreciation                      (2,054,776)    (1,993,893)
                                                -----------    -----------
                                                 8,819,088      8,879,971
  Real Estate Held for Sale                              0      1,157,654
                                                -----------    -----------
      Net Investments in Real Estate             8,819,088     10,037,625
                                                -----------    -----------
           Total  Assets                       $11,764,659    $14,744,824
                                                ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     7,326    $    56,555
  Distributions Payable                          1,993,541      3,614,814
  Unearned Rent                                     47,360         44,717
                                                -----------    -----------
      Total Current Liabilities                  2,048,227      3,716,086
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   4,845         17,543
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Issued;
   19,056 and 19,083 Units outstanding in
   2006 and 2005, respectively                   9,711,587     11,011,195
                                                -----------    -----------
    Total Partners' Capital                      9,716,432     11,028,738
                                                -----------    -----------
       Total Liabilities and Partners' Capital $11,764,659    $14,744,824
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2006          2005

RENTAL INCOME                                   $   287,582    $   286,135

EXPENSES:
      Partnership Administration - Affiliates        35,292         54,651
   Partnership Administration and Property
      Management - Unrelated Parties                 10,024         12,574
      Depreciation                                   60,883         60,884
                                                 -----------    -----------
        Total Expenses                              106,199        128,109
                                                 -----------    -----------

OPERATING INCOME                                    181,383        158,026

OTHER INCOME:
   Interest Income                                   25,763          4,167
                                                 -----------    -----------

INCOME FROM CONTINUING OPERATIONS                   207,146        162,193

Income from Discontinued Operations                 501,918        180,361
                                                 -----------    -----------
NET INCOME                                      $   709,064    $   342,554
                                                 ===========    ===========
NET INCOME ALLOCATED:
   General Partners                             $     7,516    $     3,425
   Limited Partners                                 701,548        339,129
                                                 -----------    -----------
                                                $   709,064    $   342,554
                                                 ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                        $     10.76    $      8.34
   Discontinued Operations                            26.06           9.27
                                                 -----------    -----------
         Total                                  $     36.82    $     17.61
                                                 ===========    ===========
Weighted Average Units Outstanding                   19,056         19,259
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   709,064   $   342,554

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      60,883        84,222
     Gain on Sale of Real Estate                     (484,970)      (48,425)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (49,229)       49,831
     Increase in Unearned Rent                          2,643        93,363
                                                   -----------   -----------
        Total Adjustments                            (470,673)      178,991
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                      238,391       521,545
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                1,642,624       648,425
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in Distributions Payable            (1,621,273)     (303,861)
      Distributions to Partners                    (2,002,740)     (378,370)
      Redemption Payments                             (18,630)      (78,240)
                                                   -----------   -----------
        Net Cash Used For
           Financing Activities                    (3,642,643)     (760,471)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                         (1,761,628)      409,499

CASH AND CASH EQUIVALENTS, beginning of period      4,707,199     1,122,394
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,945,571   $ 1,531,893
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                 Limited
                                                               Partnership
                             General    Limited                   Units
                             Partners   Partners     Total     Outstanding


BALANCE, December 31, 2004  $ 33,588  $15,017,503  $15,051,091   19,344.38

  Distributions               (3,784)    (374,586)    (378,370)

  Redemption Payments           (783)     (77,457)     (78,240)     (85.75)

  Net Income                   3,425      339,129      342,554
                             --------  -----------  -----------  ----------
BALANCE, March 31, 2005     $ 32,446  $14,904,589  $14,937,035   19,258.63
                             ========  ===========  ===========  ==========


BALANCE, December 31, 2005  $ 17,543  $11,011,195  $11,028,738   19,083.13

  Distributions              (20,028)  (1,982,712)  (2,002,740)

  Redemption Payments           (186)     (18,444)     (18,630)     (27.00)

  Net Income                   7,516      701,548      709,064
                             --------  -----------  -----------  ----------
BALANCE, March 31, 2006     $  4,845  $ 9,711,587  $ 9,716,432   19,056.13
                             ========  ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2006

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2006 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     In October 2005, the Partnership entered into an agreement to sell its 50% interest in the Applebee's restaurant in Stow, Ohio to an unrelated third party. On November 15,
     2005, the sale closed with the Partnership receiving net sale proceeds of $1,835,784, which resulted in a net gain of $310,234. At the time of sale, the cost and related accumulated depreciation was $1,575,755 and $50,205, respectively.

     In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the tenant. The agreement was extended several times to enable the tenant to complete their due diligence and certain negotiations with adjacent land owners. During this time, the tenant continued to pay rent and complied with the lease obligations. On January 26, 2006, the sale closed with the Partnership receiving net sale proceeds of $1,642,624, which resulted in a net gain of $484,970. At the time of sale, the cost and related accumulated depreciation was $1,406,426 and $248,772, respectively. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,157,654.

     During the first three months of 2006 and 2005, the Partnership distributed $1,736,394 and $58,074 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $90.21 and $2.99 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                  2006        2005

     Rental Income                             $  17,008    $ 157,749
     Property Management Expenses                    (60)      (2,475)
     Depreciation                                      0      (23,338)
     Gain on Disposal of Real Estate             484,970       48,425
                                                ---------    ---------
          Income from Discontinued Operations  $ 501,918    $ 180,361
                                                =========    =========

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

Results of Operations

        For the three months ended March 31, 2006 and 2005, the Partnership recognized rental income from continuing operations of $287,582 and $286,135, respectively.

        For the three months ended March 31, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $35,292 and $54,651, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,024 and $12,574, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the three months ended March 31, 2006 and 2005, the Partnership recognized interest income of $25,763 and $4,167, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2006, the Partnership recognized income from discontinued operations of $501,918, representing rental income less property management expenses of $16,948 and gain on disposal of real estate of $484,970. For the three months ended March 31, 2005, the Partnership recognized income from discontinued operations of $180,361, representing rental income less property management expenses and depreciation of $131,936 and gain on disposal of real estate of $48,425.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       In October 2005, the Partnership entered into an agreement to sell its 50% interest in the Applebee's restaurant in Stow, Ohio to an unrelated third party. On November 15, 2005, the sale closed with the Partnership receiving net sale proceeds of $1,835,784, which resulted in a net gain of $310,234. At the time of sale, the cost and related accumulated depreciation was $1,575,755 and $50,205, respectively.

        In May 2003, the Partnership entered into an agreement to sell a Taco Cabana restaurant in San Antonio, Texas to the tenant. The agreement was extended several times to enable the tenant to complete their due diligence and certain negotiations with adjacent land owners. During this time, the tenant continued to pay rent and complied with the lease obligations. On January 26, 2006, the sale closed with the Partnership receiving net sale proceeds of $1,642,624, which resulted in a net gain of $484,970. At the time of sale, the cost and related accumulated depreciation was $1,406,426 and $248,772, respectively. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,157,654.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2006, the Partnership's cash balances decreased $1,761,628 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the three months ended March 31, 2005, the Partnership's cash balances increased $409,499 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $521,545 in 2005 to $238,391 in 2006 due to a decrease in total rental and interest income in 2006 and net timing differences in the collection of payments from lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2006.

       During the three months ended March 31, 2006 and 2005, the Partnership generated cash flow from the sale of real estate of $1,642,624 and $648,425, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2006 and 2005, the Partnership declared distributions of $2,002,740 and $378,370, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,982,712 and $374,586 and the General Partners received distributions of $20,028 and $3,784 for the periods, respectively. In June, September and December 2005, the Partnership declared special distributions of $505,051, $1,515,152 and $3,282,828, respectively, of net sale proceeds, which resulted in a higher distribution payable at December 31, 2005. In March 2006, the Partnership declared a special distribution of $1,717,172 of net sale proceeds, which resulted in higher distributions for the first three months of 2006, when compared to the first three months of 2005.

        During the first three months of 2006 and 2005, the Partnership distributed $1,736,394 and $58,074 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $90.21 and $2.99 per Limited Partnership Unit, respectively.

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

       On January 1, 2006, four Limited Partners redeemed a total of 27 Partnership Units for $18,444 in accordance with the Partnership Agreement. On January 1, 2005, twelve Limited Partners redeemed a total of 85.75 Partnership Units for $77,457. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 266 Limited Partners redeemed 3,438.67 Partnership Units for $2,858,329. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $186 and $783 in 2006 and 2005, respectively.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
       PROCEEDS

      Small Business Issuer Purchases of Equity Securities
                                                             Maximum Number of
                                       Total Number of Units Units that May
                Total Number Average   Purchased as Part of  Yet Be Purchased
                of Units    Price Paid Publicly Announced    Under the Plans
     Period     Purchased   per Unit   Plans or Programs     or Programs

1/1/06 to 1/31/06  27       $683.11       3,726.92 (1)           (2)

2/1/06 to 2/28/06  --          --            --                  --

3/1/06 to 3/31/06  --          --            --                  --

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


Dated:  May 5, 2006           AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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