Form 10QSB
period 2006-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2006-08-11
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2006 and December 31, 2005

         Statements for the Periods ended June 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                    2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,987,589    $ 4,707,199

INVESTMENTS IN REAL ESTATE:
  Land                                            2,306,584      3,426,142
  Buildings and Equipment                         5,566,120      7,447,722
  Accumulated Depreciation                       (1,589,006)    (1,993,893)
                                                 -----------    -----------
                                                  6,283,698      8,879,971
  Real Estate Held for Sale                       1,894,644      1,157,654
                                                 -----------    -----------
      Net Investments in Real Estate              8,178,342     10,037,625
                                                 -----------    -----------
           Total  Assets                        $10,165,931    $14,744,824
                                                 ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $   109,474    $    56,555
  Distributions Payable                             752,312      3,614,814
  Unearned Rent                                      55,660         44,717
                                                 -----------    -----------
      Total Current Liabilities                     917,446      3,716,086
                                                 -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    6,092         17,543
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Issued;
   18,999 and 19,083 Units outstanding in
   2006 and 2005, respectively                    9,242,393     11,011,195
                                                 -----------    -----------
      Total Partners' Capital                     9,248,485     11,028,738
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $10,165,931    $14,744,824
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended      Six Months Ended
                                6/30/06      6/30/05    6/30/06      6/30/05

RENTAL INCOME                 $  213,644  $  212,196   $  427,249  $  424,353

EXPENSES:
   Partnership Administration -
    Affiliates                    32,393      53,065       67,685     107,716
   Partnership Administration and
    Property Management -
    Unrelated Parties              8,826       7,607       18,785      18,049
   Depreciation                   45,514      45,571       91,084      91,142
                               ----------  ----------   ----------  ----------
        Total Expenses            86,733     106,243      177,554     216,907
                               ----------  ----------   ----------  ----------

OPERATING INCOME                 126,911     105,953      249,695     207,446

OTHER INCOME:
   Interest Income                12,855       9,153       38,618      13,320
                               ----------  ----------   ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                    139,766     115,106      288,313     220,766

Income from Discontinued
  Operations                     187,523     251,252      748,040     488,146
                               ----------  ----------   ----------  ----------
NET INCOME                    $  327,289  $  366,358   $1,036,353  $  708,912
                               ==========  ==========   ==========  ==========
NET INCOME ALLOCATED:
   General Partners           $    9,199  $    3,664   $   16,715  $    7,089
   Limited Partners              318,090     362,694    1,019,638     701,823
                               ----------  ----------   ----------  ----------
                              $  327,289  $  366,358   $1,036,353  $  708,912
                               ==========  ==========   ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $     7.28  $     5.94   $    15.00  $    11.37
   Discontinued Operations          9.46       12.95        38.59       25.13
                               ----------  ----------   ----------  ----------
        Total                 $    16.74  $    18.89   $    53.59  $    36.50
                               ==========  ==========   ==========  ==========
Weighted Average Units
  Outstanding                     18,999      19,198       19,028      19,228
                               ==========  ==========   ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2006           2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $ 1,036,353    $   708,912

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     121,710        168,444
     Gain on Sale of Real Estate                     (615,567)      (110,706)
     Decrease in Receivables                                0         44,454
     Increase in Payable to
        AEI Fund Management, Inc.                      52,919          6,116
     Increase in Unearned Rent                         10,943        104,138
                                                   -----------    -----------
        Total Adjustments                            (429,995)       212,446
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       606,358        921,358
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                2,353,140        758,229
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable   (2,862,502)       201,279
    Distributions to Partners                      (2,763,306)    (1,261,789)
    Redemption Payments                               (53,300)      (133,932)
                                                   -----------    -----------
        Net Cash Used For
          Financing Activities                     (5,679,108)    (1,194,442)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           (2,719,610)       485,145

CASH AND CASH EQUIVALENTS, beginning of period      4,707,199      1,122,394
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,987,589    $ 1,607,539
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2004  $ 33,588   $15,017,503   $15,051,091   19,344.38

  Distributions              (12,618)   (1,249,171)   (1,261,789)

  Redemption Payments         (1,339)     (132,593)     (133,932)    (146.75)

  Net Income                   7,089       701,823       708,912
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2005      $ 26,720   $14,337,562   $14,364,282   19,197.63
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2005  $ 17,543   $11,011,195   $11,028,738   19,083.13

  Distributions              (27,633)   (2,735,673)   (2,763,306)

  Redemption Payments           (533)      (52,767)      (53,300)     (84.00)

  Net Income                  16,715     1,019,638     1,036,353
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2006      $  6,092   $ 9,242,393   $ 9,248,485   18,999.13
                             ========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2006

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

(4)  Investments in Real Estate -

     In February 2004, Garden Ridge, L.P. (GR), the tenant of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to assume the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Partnership's share of the new rental amount is $175,968. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's assumption of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

     On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was assumed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations -

     In July 2003, the tenant of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the tenant closed the restaurant and said that it no longer intended to operate a restaurant at the site. Subsequent to this action, the tenant and the Partnership reached a settlement related to the property, the lease was terminated and the tenant returned possession of the property to the Partnership. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

     In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Partnership receiving net sale proceeds of $648,425, which resulted in a net gain of $48,425. At the time of sale, the net book value of the property was $600,000.

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

     In May 2006, the Partnership entered into an agreement to sell the Children's World daycare center in Lenexa, Kansas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $848,000, which will result in a net gain of approximately $305,300. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At June 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $542,736.

     On June 30, 2006, the Partnership sold 15.0096% of the Jared Jewelry store in Lakewood, Colorado to an unrelated third party. The Partnership received net sale proceeds of $710,516, which resulted in a net gain of $130,597. The cost and related accumulated depreciation of the interest sold was $605,677 and $25,758, respectively.

     Subsequent to June 30, 2006, the Partnership sold 22.1271% of the Jared Jewelry store in Lakewood, Colorado, in three separate transactions, to unrelated third parties. The
     Partnership received total net sale proceeds of approximately $1,055,000, which resulted in a net gain of approximately $200,100. The cost and related accumulated depreciation of the interests sold was $892,887 and $37,973, respectively. The Partnership is attempting to sell its remaining 12.8633% interest in the property. At June 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,351,908.

     During the first six months of 2006 and 2005, the Partnership distributed $2,274,110 and $608,886 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $118.23 and $31.39 per Limited Partnership Unit, respectively.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                               Three Months Ended      Six Months Ended
                              6/30/06      6/30/05    6/30/06    6/30/05

Rental Income                 $  73,848  $ 230,814   $ 164,833  $ 462,541
Property Management Expenses     (1,609)    (3,192)     (1,734)    (7,799)
Depreciation                    (15,313)   (38,651)    (30,626)   (77,302)
Gain on Disposal of Real Estate 130,597     62,281     615,567    110,706
                               ---------  ---------   ---------  ---------
  Income from Discontinued
   Operations                 $ 187,523  $ 251,252   $ 748,040  $ 488,146
                               =========  =========   =========  =========

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

Results of Operations

        For the six months ended June 30, 2006 and 2005, the Partnership recognized rental income from continuing operations of $427,249 and $424,353, respectively.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For  the  six  months ended June 30, 2006 and  2005,  the
Partnership incurred Partnership administration expenses from affiliated parties of $67,685 and $107,716, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,785 and $18,049, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In February 2004, Garden Ridge, L.P. (GR), the tenant of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to assume the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Partnership's share of the new rental amount is $175,968. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's assumption of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was assumed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

        For the six months ended June 30, 2006 and 2005, the Partnership recognized interest income of $38,618 and $13,320, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2006, the Partnership recognized income from discontinued operations of $748,040, representing rental income less property management expenses and depreciation of $132,473 and gain on disposal of real estate of $615,567. For the six months ended June 30, 2005, the Partnership recognized income from discontinued operations of $488,146, representing rental income less property management expenses and depreciation of $377,440 and gain on disposal of real estate of $110,706.

        In July 2003, the tenant of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the tenant closed the restaurant and said that it no longer intended to operate a restaurant at the site. Subsequent to this action, the tenant and the Partnership reached a settlement related to the property, the lease was terminated and the tenant returned possession of the property to the Partnership. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

         In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Partnership receiving net sale proceeds of $648,425, which resulted in a net gain of $48,425. At the time of sale, the net book value of the property was $600,000.

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

        In May 2006, the Partnership entered into an agreement to sell the Children's World daycare center in Lenexa, Kansas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $848,000, which will result in a net gain of approximately $305,300. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At June 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $542,736.

        On June 30, 2006, the Partnership sold 15.0096% of the Jared Jewelry store in Lakewood, Colorado to an unrelated third party. The Partnership received net sale proceeds of $710,516, which resulted in a net gain of $130,597. The cost and related accumulated depreciation of the interest sold was $605,677 and $25,758, respectively.

       Subsequent to June 30, 2006, the Partnership sold 22.1271% of the Jared Jewelry store in Lakewood, Colorado, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately
$1,055,000, which resulted in a net gain of approximately $200,100. The cost and related accumulated depreciation of the interests sold was $892,887 and $37,973, respectively. The Partnership is attempting to sell its remaining 12.8633% interest in the property. At June 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,351,908.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2006, the Partnership's cash balances decreased $2,719,610 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the six months ended June 30, 2005, the Partnership's cash balances increased $485,145 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $921,358 in 2005 to $606,358 in 2006 due to a decrease in total rental and interest income in 2006 and net timing differences in the collection of payments from lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2006.

        During the six months ended June 30, 2006 and 2005, the Partnership generated cash flow from the sale of real estate of $2,353,140 and $758,229, respectively.

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

        For the six months ended June 30, 2006 and 2005, the Partnership declared distributions of $2,763,306 and $1,261,789, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,735,673 and $1,249,171 and the General Partners received distributions of $27,633 and $12,618 for the periods, respectively. In June, September and December 2005, the Partnership declared special distributions of $505,051, $1,515,152 and $3,282,828, respectively, of net sale proceeds, which resulted in a higher distribution payable at December 31, 2005. In March and June 2006, the Partnership declared special distributions of $1,717,172 and $505,051, respectively, of net sale proceeds, which resulted in higher distributions for the first six months of 2006, when compared to the first six months of 2005.

        During the first six months of 2006 and 2005, the Partnership distributed $2,274,110 and $608,886 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $118.23 and $31.39 per Limited Partnership Unit, respectively.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first six months of 2006, seven Limited Partners redeemed a total of 84 Partnership Units for $52,767 in accordance with the Partnership Agreement. During the first six months of 2005, 18 Limited Partners redeemed a total of 146.75 Partnership Units for $132,593. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 266 Limited Partners redeemed 3,438.67 Partnership Units for $2,858,329. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $533 and $1,339 in 2006 and 2005, respectively.

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

      Small Business Issuer Purchases of Equity Securities

                                    Total Number of Units Maximum Number of
             Total Number  Average  Purchased as Part of  Units that May Yet Be
               of Units  Price Paid Publicly Announced    Purchased Under the
    Period    Purchased   per Unit  Plans or Programs     Plans or Programs

4/1/06 to 4/30/06   57     $602.16       3,783.92(1)             (2)

5/1/06 to 5/31/06   --       --             --                   --

6/1/06 to 6/30/06   --       --             --                   --

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS

    10.1  Purchase  Agreement  dated May  24,  2006  between  the
    Partnership   and  Shamrock  Real  Estate  #1,   Incorporated
    relating to the Property at 8555 Monrovia, Lenexa, Kansas.

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


Dated:  August 4, 2006      AEI Real Estate Fund XVIII
                            Limited Partnership
                            By:  AEI Fund Management  XVIII, Inc.
                            Its: Managing General Partner



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