Form 10QSB
period 2006-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2006-11-13
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2006 and December 31, 2005

         Statements for the Periods ended September 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                      2006           2005
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 4,037,353    $ 4,707,199

INVESTMENTS IN REAL ESTATE:
  Land                                                806,946      3,426,142
  Buildings and Equipment                           2,782,775      7,447,722
  Accumulated Depreciation                         (1,378,879)    (1,993,893)
                                                   -----------    -----------
                                                    2,210,842      8,879,971
  Real Estate Held for Sale                         3,911,418      1,157,654
                                                   -----------    -----------
      Net Investments in Real Estate                6,122,260     10,037,625
                                                   -----------    -----------
           Total  Assets                          $10,159,613    $14,744,824
                                                   ===========    ===========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    46,221    $    56,555
  Distributions Payable                             3,268,444      3,614,814
  Unearned Rent                                        34,263         44,717
                                                   -----------    -----------
      Total Current Liabilities                     3,348,928      3,716,086
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     12,366         17,543
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Issued;
   18,969 and 19,083 Units outstanding in
   2006 and 2005, respectively                      6,798,319     11,011,195
                                                   -----------    -----------
      Total Partners' Capital                       6,810,685     11,028,738
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $10,159,613    $14,744,824
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                Three Months Ended      Nine Months Ended
                               9/30/06      9/30/05    9/30/06     9/30/05

RENTAL INCOME                $  124,683  $  123,034  $  371,571  $  367,028

EXPENSES:
   Partnership Administration -
     Affiliates                  32,978      47,714     100,663     155,430
   Partnership Administration
     and Property Management -
     Unrelated Parties            1,749       5,605      20,123      21,794
   Depreciation                  22,305      22,376      66,999      67,128
                              ----------  ----------  ----------  ----------
        Total Expenses           57,032      75,695     187,785     244,352
                              ----------  ----------  ----------  ----------

OPERATING INCOME                 67,651      47,339     183,786     122,676

OTHER INCOME:
   Interest Income               35,406      11,094      74,024      24,414
                              ----------  ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                   103,057      58,433     257,810     147,090

Income from Discontinued
  Operations                    752,928     744,009   1,634,528   1,364,264
                              ----------  ----------  ----------  ----------
NET INCOME                   $  855,985  $  802,442  $1,892,338  $1,511,354
                              ==========  ==========  ==========  ==========
NET INCOME ALLOCATED:
   General Partners          $   39,212  $    8,024  $   55,927  $   15,113
   Limited Partners             816,773     794,418   1,836,411   1,496,241
                              ----------  ----------  ----------  ----------
                             $  855,985  $  802,442  $1,892,338  $1,511,354
                              ==========  ==========  ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $     5.38  $     3.02  $    13.43  $     7.58
   Discontinued Operations        37.68       38.45       83.18       70.33
                              ----------  ----------  ----------  ----------
        Total                $    43.06  $    41.47  $    96.61  $    77.91
                              ==========  ==========  ==========  ==========
Weighted Average Units
  Outstanding                    18,969      19,158      19,008      19,205
                              ==========  ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2006           2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $ 1,892,338    $ 1,511,354

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     163,397        246,586
     Gain on Sale of Real Estate                   (1,273,977)      (617,249)
     Decrease in Receivables                                0         44,454
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (10,334)        29,244
     Increase (Decrease) in Unearned Rent             (10,454)        75,740
                                                   -----------    -----------
            Total Adjustments                      (1,131,368)      (221,225)
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       760,970      1,290,129
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                5,025,945      2,249,082
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable      (346,370)     1,202,801
   Distributions to Partners                       (6,039,714)    (3,146,472)
   Redemption Payments                                (70,677)      (170,224)
                                                   -----------    -----------
        Net Cash Used For
         Financing Activities                      (6,456,761)    (2,113,895)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (669,846)     1,425,316

CASH AND CASH EQUIVALENTS, beginning of period      4,707,199      1,122,394
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 4,037,353    $ 2,547,710
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners    Total      Outstanding


BALANCE, December 31, 2004  $ 33,588   $15,017,503  $15,051,091   19,344.38

  Distributions              (31,465)   (3,115,007)  (3,146,472)

  Redemption Payments         (1,702)     (168,522)    (170,224)    (186.25)

  Net Income                  15,113     1,496,241    1,511,354
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2005 $ 15,534   $13,230,215  $13,245,749   19,158.13
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2005  $ 17,543   $11,011,195  $11,028,738   19,083.13

  Distributions              (60,397)   (5,979,317)  (6,039,714)

  Redemption Payments           (707)      (69,970)     (70,677)    (114.00)

  Net Income                  55,927     1,836,411    1,892,338
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2006 $ 12,366   $ 6,798,319  $ 6,810,685   18,969.13
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006

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

(5)  Discontinued Operations -

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

(5)  Discontinued Operations - (Continued)

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

     Subsequent to September 30, 2006, the Partnership sold its 24% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $2,096,000, which resulted in a net gain of approximately $247,100. At the time of sale, the cost and related accumulated depreciation was $1,995,850 and $146,987, respectively. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,848,863.

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

(5)  Discontinued Operations - (Continued)

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

     In May 2006, the Partnership entered into an agreement to sell the Children's World daycare center in Lenexa, Kansas to an unrelated third party. On August 14, 2006, the Partnership sale closed with the Partnership receiving net sale proceeds of $849,224, which resulted in a net gain of $306,488. At the time of sale, the cost and related accumulated depreciation was $983,527 and $440,791, respectively.

     During the first nine months of 2006, the Partnership sold 45.3398% of the Jared Jewelry store in Lakewood, Colorado, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,157,894, which resulted in a net gain of $406,121. The cost and related accumulated depreciation of the interests sold was $1,829,581 and $77,808, respectively.

     Subsequent to September 30, 2006, the Partnership sold its remaining 4.6602% interest in the Jared Jewelry store in Lakewood, Colorado to an unrelated third party. The Partnership received net sale proceeds of approximately
     $224,000, which resulted in a net gain of approximately $44,000. The cost and related accumulated depreciation of the interest sold was $188,052 and $7,998, respectively. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $180,054.

     On August 28, 2006, the Partnership sold 6.869% of the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of $376,203, which resulted in a net gain of $76,398. The cost and related accumulated depreciation of the interest sold was $314,206 and $14,401, respectively. The Partnership is attempting to sell its remaining 43.131% interest in the property. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,882,501.

     During  the  first  nine  months  of  2006  and  2005,   the
     Partnership distributed $5,328,632 and $2,155,819 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $277.64 and $111.33 per Limited Partnership Unit, respectively.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                 Three Months Ended       Nine Months Ended
                                9/30/06      9/30/05     9/30/06     9/30/05

Rental Income                 $  116,381   $  296,378  $  461,575  $  939,278
Property Management Expenses      (2,481)      (3,146)     (4,626)    (12,805)
Depreciation                     (19,382)     (55,766)    (96,398)   (179,458)
Gain on Disposal of Real Estate  658,410      506,543   1,273,977     617,249
                               ----------   ----------  ----------  ----------
   Income from
    Discontinued Operations   $  752,928   $  744,009  $1,634,528  $1,364,264
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

Results of Operations

       For the nine months ended September 30, 2006 and 2005, the Partnership recognized rental income from continuing operations of $371,571 and $367,028, respectively.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $100,663 and $155,430, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $20,123 and $21,794, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2006 and 2005, the Partnership recognized interest income of $74,024 and $24,414, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2006, the Partnership recognized income from discontinued operations of $1,634,528, representing rental income less property management expenses and depreciation of $360,551 and gain on disposal of real estate of $1,273,977. For the nine months ended September 30, 2005, the Partnership recognized income from discontinued operations of $1,364,264, representing rental income less property management expenses and depreciation of $747,015 and gain on disposal of real estate of $617,249.

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

       Subsequent to September 30, 2006, the Partnership sold its 24% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $2,096,000, which resulted in a net gain of approximately $247,100. At the time of sale, the cost and related accumulated depreciation was $1,995,850 and $146,987, respectively. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,848,863.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In May 2006, the Partnership entered into an agreement to sell the Children's World daycare center in Lenexa, Kansas to an unrelated third party. On August 14, 2006, the Partnership sale closed with the Partnership receiving net sale proceeds of $849,224, which resulted in a net gain of $306,488. At the time of sale, the cost and related accumulated depreciation was $983,527 and $440,791, respectively.

       During the first nine months of 2006, the Partnership sold 45.3398% of the Jared Jewelry store in Lakewood, Colorado, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,157,894, which resulted in a net gain of $406,121. The cost and related accumulated depreciation of the interests sold was $1,829,581 and $77,808, respectively.

       Subsequent to September 30, 2006, the Partnership sold its remaining 4.6602% interest in the Jared Jewelry store in Lakewood, Colorado to an unrelated third party. The Partnership received net sale proceeds of approximately $224,000, which resulted in a net gain of approximately $44,000. The cost and related accumulated depreciation of the interest sold was
$188,052 and $7,998, respectively. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $180,054.

        On August 28, 2006, the Partnership sold 6.869% of the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of $376,203, which resulted in a net gain of $76,398. The cost and related accumulated depreciation of the interest sold was $314,206 and $14,401, respectively. The Partnership is attempting to sell its remaining 43.131% interest in the property. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,882,501.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2006, the Partnership's cash balances decreased $669,846 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the nine months ended September 30, 2005, the Partnership's cash balances increased $1,425,316 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,290,129 in 2005 to $760,970 in 2006 due to a decrease in total rental and interest income in 2006 and net timing differences in the collection of payments from lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2006.

        During the nine months ended September 30, 2006 and 2005, the Partnership generated cash flow from the sale of real estate of $5,025,945 and $2,249,082, respectively.

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

       For the nine months ended September 30, 2006 and 2005, the Partnership declared distributions of $6,039,714 and $3,146,472, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $5,979,317 and $3,115,007 and the General Partners received distributions of $60,397 and $31,465 for the periods, respectively. In June, September and December 2005, the Partnership declared special distributions of $505,051, $1,515,152 and $3,282,828, respectively, of net sale proceeds, which resulted in a higher distribution payable at December 31, 2005. In March, June and September 2006, the Partnership declared special distributions of $1,717,172, $505,051 and $3,030,303, respectively, of net sale proceeds, which resulted in higher distributions for the first nine months of 2006, when compared to the first nine months of 2005.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first nine months of 2006 and 2005, the Partnership distributed $5,328,632 and $2,155,819 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $277.64 and $111.33 per Limited Partnership Unit, respectively.

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

        During the first nine months of 2006, nine Limited Partners redeemed a total of 114 Partnership Units for $69,970 in accordance with the Partnership Agreement. During the first nine months of 2005, 24 Limited Partners redeemed a total of 186.25 Partnership Units for $168,522. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 266 Limited Partners redeemed 3,438.67 Partnership Units for $2,858,329. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $707 and $1,702 in 2006 and 2005, respectively.

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
   Period    Purchased    per Unit  Plans or Programs     Plans or Programs

7/1/06 to 7/31/06   30     $573.44       3,813.92(1)            (2)

8/1/06 to 8/31/06   --       --              --                 --

9/1/06 to 9/30/06   --       --              --                 --

  (1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.

  (2 The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1 Contract of Sale dated August 17, 2006 between the Partnership, various other property owners and Compson Holding Corporation relating to the Property at 16778 Interstate 45 South, Conroe (Woodlands), Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 8,
    2006).

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


Dated:  November 9, 2006      AEI Real Estate Fund XVIII
                              Limited Partnership
                              By:   AEI  Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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