Form 10QSB
period 2007-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2007-05-14
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2007 and December 31, 2006

         Statements for the Periods ended March 31, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                     2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,234,983    $ 3,208,225

INVESTMENTS IN REAL ESTATE:
  Land                                               806,946        806,946
  Buildings and Equipment                          2,782,775      2,782,775
  Accumulated Depreciation                        (1,423,479)    (1,401,177)
                                                  -----------    -----------
                                                   2,166,242      2,188,544
  Real Estate Held for Sale                        1,345,972      1,882,501
                                                  -----------    -----------
      Net Investments in Real Estate               3,512,214      4,071,045
                                                  -----------    -----------
          Total Assets                           $ 4,747,197    $ 7,279,270
                                                  ===========    ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    40,599    $    15,479
  Distributions Payable                              145,198      2,713,680
  Unearned Rent                                        1,699         33,242
                                                  -----------    -----------
      Total Current Liabilities                      187,496      2,762,401
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    15,435         15,006
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Issued;
   18,957 Units outstanding                        4,544,266      4,501,863
                                                  -----------    -----------
      Total Partners' Capital                      4,559,701      4,516,869
                                                  -----------    -----------
       Total Liabilities and Partners' Capital   $ 4,747,197    $ 7,279,270
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2007          2006

RENTAL INCOME                                      $   125,069   $   123,424

EXPENSES:
   Partnership Administration - Affiliates              29,334        35,292
   Partnership Administration and Property
      Management - Unrelated Parties                     9,749         9,934
      Depreciation                                      22,302        22,375
                                                    -----------   -----------
        Total Expenses                                  61,385        67,601
                                                    -----------   -----------

OPERATING INCOME                                        63,684        55,823

OTHER INCOME:
   Interest Income                                      11,049        25,763
                                                    -----------   -----------

INCOME FROM CONTINUING OPERATIONS                       74,733        81,586

Income from Discontinued Operations                    116,553       627,478
                                                    -----------   -----------
NET INCOME                                         $   191,286   $   709,064
                                                    ===========   ===========
NET INCOME ALLOCATED:
   General Partners                                $     1,913   $     7,516
   Limited Partners                                    189,373       701,548
                                                    -----------   -----------
                                                   $   191,286   $   709,064
                                                    ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                           $      3.90   $      4.24
   Discontinued Operations                                6.09         32.58
                                                    -----------   -----------
         Total                                     $      9.99   $     36.82
                                                    ===========   ===========
Weighted Average Units Outstanding                      18,957        19,056
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2007         2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   191,286  $   709,064

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        22,302       60,883
     Gain on Sale of Real Estate                        (81,765)    (484,970)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        25,120      (49,229)
     Increase (Decrease) in Unearned Rent               (31,543)       2,643
                                                     -----------  -----------
        Total Adjustments                               (65,886)    (470,673)
                                                     -----------  -----------
        Net Cash Provided By
            Operating Activities                        125,400      238,391
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                    618,294    1,642,624
                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (2,568,482)  (1,621,273)
   Distributions to Partners                           (148,454)  (2,002,740)
   Redemption Payments                                        0      (18,630)
                                                     -----------  -----------
        Net Cash Used For
          Financing Activities                       (2,716,936)  (3,642,643)
                                                     -----------  -----------
NET DECREASE IN CASH
      AND CASH EQUIVALENTS                           (1,973,242)  (1,761,628)

CASH AND CASH EQUIVALENTS, beginning of period        3,208,225    4,707,199
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,234,983  $ 2,945,571
                                                     ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2005  $17,543   $11,011,195  $11,028,738    19,083.13

  Distributions             (20,028)   (1,982,712)  (2,002,740)

  Redemption Payments          (186)      (18,444)     (18,630)      (27.00)

  Net Income                  7,516       701,548      709,064
                             -------   -----------  -----------   ----------
BALANCE, March 31, 2006     $ 4,845   $ 9,711,587  $ 9,716,432    19,056.13
                             =======   ===========  ===========   ==========


BALANCE, December 31, 2006  $15,006   $ 4,501,863  $ 4,516,869    18,957.13

  Distributions              (1,484)     (146,970)    (148,454)

  Net Income                  1,913       189,373      191,286
                             -------   -----------  -----------   ----------
BALANCE, March 31, 2007     $15,435   $ 4,544,266  $ 4,559,701    18,957.13
                             =======   ===========  ===========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2007

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2007 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

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

     During 2006, the Partnership sold its 50% interest in the Jared Jewelry store in Lakewood, Colorado, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,382,658, which resulted in a net gain of $450,831. The cost and related accumulated depreciation of the interests sold was $2,017,633 and $85,806, respectively. For the three months ended March 31, 2006, the net gain was $-0-.

     On November 3, 2006, the Partnership sold its 24% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Partnership received net sale proceeds of $2,094,119, which resulted in a net gain of $245,256. At the time of sale, the cost and related accumulated depreciation was $1,995,850 and $146,987, respectively.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     During the first three months of 2007, the Partnership sold 12.2927% of the Eckerd drug store in Auburn, New York, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $618,294, which resulted in a net gain of $81,765. The cost and related accumulated depreciation of the interests sold was $562,301 and $25,772, respectively. The Partnership is attempting to sell its remaining 30.8383% interest in the property. At March 31, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,345,972 and $1,882,501, respectively.

     During the first three months of 2007 and 2006, the Partnership distributed $16,631 and $1,736,394 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.87 and $90.21 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                  2007         2006

     Rental Income                             $  34,788   $  181,166
     Property Management Expenses                      0         (150)
     Depreciation                                      0      (38,508)
     Gain on Disposal of Real Estate              81,765      484,970
                                                ---------   ----------
          Income from Discontinued Operations  $ 116,553   $  627,478
                                                =========   ==========

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

Results of Operations

        For the three months ended March 31, 2007 and 2006, the Partnership recognized rental income from continuing operations of $125,069 and $123,424, respectively. In 2007, rental income increased due to rent increases on two properties.

        For the three months ended March 31, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $29,334 and $35,292, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,749 and $9,934, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2007 and 2006, the Partnership recognized interest income of $11,049 and $25,763, respectively. In 2006, interest income was higher mainly due to the Partnership having more money invested in a money market account due to property sales. The sales proceeds were subsequently distributed to the Partners.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2007, the Partnership recognized income from discontinued operations of $116,553, representing rental income of $34,788 and gain on disposal of real estate of $81,765. For the three months ended March 31,
2006, the Partnership recognized income from discontinued operations of $627,478, representing rental income less property management expenses and depreciation of $142,508 and gain on disposal of real estate of $484,970.

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

        During 2006, the Partnership sold its 50% interest in the Jared Jewelry store in Lakewood, Colorado, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,382,658, which resulted in a net gain of $450,831. The cost and related accumulated depreciation of the interests sold was $2,017,633 and $85,806, respectively. For the three months ended March 31, 2006, the net gain was $-0-.

       On November 3, 2006, the Partnership sold its 24% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Partnership received net sale proceeds of $2,094,119, which resulted in a net gain of $245,256. At the time of sale, the cost and related accumulated depreciation was $1,995,850 and $146,987, respectively.

        On August 28, 2006, the Partnership sold 6.869% of the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of $376,203, which resulted in a net gain of $76,398. The cost and related accumulated depreciation of the interest sold was $314,206 and $14,401, respectively.

        During the first three months of 2007, the Partnership sold 12.2927% of the Eckerd drug store in Auburn, New York, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $618,294, which resulted in a net gain of $81,765. The cost and related accumulated depreciation of the interests sold was $562,301 and $25,772, respectively. The Partnership is attempting to sell its remaining 30.8383% interest in the property. At March 31, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,345,972 and $1,882,501, respectively.

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

Liquidity and Capital Resources

       During the three months ended March 31, 2007 and 2006, the Partnership's cash balances decreased $1,973,242 and $1,761,628, respectively, as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

        Net cash provided by operating activities decreased from $238,391 in 2006 to $125,400 in 2007 due to a decrease in total rental and interest income in 2007, which was partially offset by a decrease in Partnership administration and property management expenses in 2007 and net timing differences in the collection of payments from tenants and the payment of expenses.

       During the three months ended March 31, 2007 and 2006, the Partnership generated cash flow from the sale of real estate of $618,294 and $1,642,624, respectively.

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

        For the three months ended March 31, 2007 and 2006, the Partnership declared distributions of $148,454 and $2,002,740, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $146,970 and $1,982,712 and the General Partners received distributions of $1,484 and $20,028 for the periods, respectively. In March, June, September and December 2006, the Partnership declared special distributions of net sale proceeds of $1,717,172, $505,051, $3,030,303 and $2,525,253, respectively, which resulted in higher distributions in 2006 and a higher distribution payable at December 31, 2006.

        During the first three months of 2007 and 2006, the Partnership distributed $16,631 and $1,736,394 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.87 and $90.21 per Limited Partnership Unit, respectively.

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

       On January 1, 2006, four Limited Partners redeemed a total of 27 Partnership Units for $18,444 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 294 Limited Partners redeemed 3,699.92 Partnership Units for $3,087,902. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $186 in 2006.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3.   CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

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

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner. The purchase price of the Units is equal to 90% of the net asset value of the Units as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership are redeemed at the purchase price established for the quarter in which the Partnership received a notice at least 60 days prior to the repurchase dates of January 1st, April 1st, July 1st and October 1st subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the period covered by this report, the Partnership did not purchase any Units.

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


Dated:  May 8, 2007           AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management XVIII, Inc.
                              Its: Managing General Partner



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