Form 10QSB
period 2007-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2007-08-13
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2007

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2007 and December 31, 2006

         Statements for the Periods ended June 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                     2007          2006
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,152,264    $ 3,208,225

INVESTMENTS IN REAL ESTATE:
  Land                                               644,656        806,946
  Buildings and Equipment                          2,153,794      2,782,775
  Accumulated Depreciation                        (1,072,522)    (1,401,177)
                                                  -----------    -----------
                                                   1,725,928      2,188,544
  Real Estate Held for Sale                        1,005,183      1,882,501
                                                  -----------    -----------
      Net Investments in Real Estate               2,731,111      4,071,045
                                                  -----------    -----------
          Total Assets                           $ 4,883,375    $ 7,279,270
                                                  ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    80,974    $    15,479
  Distributions Payable                              145,226      2,713,680
  Unearned Rent                                       25,236         33,242
                                                  -----------    -----------
      Total Current Liabilities                      251,436      2,762,401
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    16,156         15,006
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Issued;
   18,957 Units outstanding                        4,615,783      4,501,863
                                                  -----------    -----------
      Total Partners' Capital                      4,631,939      4,516,869
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 4,883,375    $ 7,279,270
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended       Six Months Ended
                               6/30/07      6/30/06    6/30/07     6/30/06

RENTAL INCOME                $  97,023    $  95,379   $ 194,008  $  190,719

EXPENSES:
   Partnership Administration -
    Affiliates                  26,168       32,393      55,502      67,685
   Partnership Administration
    and Property Management -
    Unrelated Parties            8,406        8,265      18,155      18,139
   Depreciation                 17,384       17,401      34,768      34,858
                              ---------    ---------   ---------  ----------
        Total Expenses          51,958       58,059     108,425     120,682
                              ---------    ---------   ---------  ----------

OPERATING INCOME                45,065       37,320      85,583      70,037

OTHER INCOME:
   Interest Income              17,681       12,855      28,730      38,618
                              ---------    ---------   ---------  ----------
INCOME FROM CONTINUING
   OPERATIONS                   62,746       50,175     114,313     108,655

Income from Discontinued
 Operations                    157,975      277,114     297,694     927,698
                              ---------    ---------   ---------  ----------
NET INCOME                   $ 220,721    $ 327,289   $ 412,007  $1,036,353
                              =========    =========   =========  ==========
NET INCOME ALLOCATED:
   General Partners          $   2,207    $   9,199   $   4,120  $   16,715
   Limited Partners            218,514      318,090     407,887   1,019,638
                              ---------    ---------   ---------  ----------
                             $ 220,721    $ 327,289   $ 412,007  $1,036,353
                              =========    =========   =========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $    3.28    $    2.61   $    5.97  $     5.65
   Discontinued Operations        8.25        14.13       15.55       47.94
                              ---------    ---------   ---------  ----------
        Total                $   11.53    $   16.74   $   21.52  $    53.59
                              =========    =========   =========  ==========
Weighted Average Units
 Outstanding                    18,957       18,999      18,957      19,028
                              =========    =========   =========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2007         2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   412,007   $ 1,036,353

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      44,604       121,710
     Gain on Sale of Real Estate                     (195,089)     (615,567)
     Increase in Payable to
        AEI Fund Management, Inc.                      65,495        52,919
     Increase (Decrease) in Unearned Rent              (8,006)       10,943
                                                   -----------   -----------
        Total Adjustments                             (92,996)     (429,995)
                                                   -----------   -----------
        Net Cash Provided By
           Operating Activities                       319,011       606,358
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                1,490,419     2,353,140
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable               (2,568,454)   (2,862,502)
   Distributions to Partners                         (296,937)   (2,763,306)
   Redemption Payments                                      0       (53,300)
                                                   -----------   -----------
        Net Cash Used For
          Financing  Activities                    (2,865,391)   (5,679,108)
                                                   -----------   -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                           (1,055,961)   (2,719,610)

CASH AND CASH EQUIVALENTS, beginning of period      3,208,225     4,707,199
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,152,264   $ 1,987,589
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2005  $ 17,543   $11,011,195  $11,028,738   19,083.13

  Distributions              (27,633)   (2,735,673)  (2,763,306)

  Redemption Payments           (533)      (52,767)     (53,300)     (84.00)

  Net Income                  16,715     1,019,638    1,036,353
                             --------   -----------  ----------- -----------
BALANCE, June 30, 2006      $  6,092   $ 9,242,393  $ 9,248,485   18,999.13
                             ========   ===========  =========== ===========


BALANCE, December 31, 2006  $ 15,006   $ 4,501,863  $ 4,516,869   18,957.13

  Distributions               (2,970)     (293,967)    (296,937)

  Net Income                   4,120       407,887      412,007
                             --------   -----------  ----------- -----------
BALANCE, June 30, 2007      $ 16,156   $ 4,615,783  $ 4,631,939   18,957.13
                             ========   ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2007

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

     During 2006, the Partnership sold its 50% interest in the Jared Jewelry store in Lakewood, Colorado, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,382,658, which resulted in a net gain of $450,831. The cost and related accumulated depreciation of the interests sold was $2,017,633 and $85,806, respectively. For the six months ended June 30, 2006, the net gain was $130,597.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     During the first six months of 2007, the Partnership sold 29.678% of the Eckerd drug store in Auburn, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,490,419, which resulted in a net gain of $195,089. The cost and related accumulated depreciation of the interests sold was $1,357,551 and $62,221, respectively.

     Subsequent to June 30, 2007, the Partnership sold an additional 3.724% of the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of approximately $184,000, which resulted in a net gain of approximately $21,500. The cost and related accumulated depreciation of the interest sold was $170,346 and $7,808, respectively. The Partnership is attempting to sell its remaining 9.729% interest in the property. At June 30, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $587,171 and $1,882,501, respectively.

     On June 30, 2007, the Lease term expired for the Children's World daycare center in Blue Springs, Missouri. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership has listed the property for sale with a real estate broker in the Blue Springs area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the property value and decided that there is no impairment loss at this time. At June 30, 2007, the property was classified as Real Estate Held for Sale with a book value of $418,012.

     During the first six months of 2007 and 2006, the Partnership distributed $35,415 and $2,274,110 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.85 and $118.23 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                   Three Months Ended       Six Months Ended
                                  6/30/07     6/30/06    6/30/07     6/30/06

Rental Income                   $ 52,116    $192,113    $114,988   $401,363
Property Management Expenses      (2,547)     (2,170)     (2,547)    (2,380)
Depreciation                      (4,918)    (43,426)     (9,836)   (86,852)
Gain on Disposal of Real Estate  113,324     130,597     195,089    615,567
                                 -------     -------     -------    -------
 Income from Discontinued
   Operations                   $157,975    $277,114    $297,694   $927,698
                                 =======     =======     =======    =======


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

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for the Partners;

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

Results of Operations

        For the six months ended June 30, 2007 and 2006, the Partnership recognized rental income from continuing operations of $194,008 and $190,719, respectively. In 2007, rental income increased due to rent increases on two properties.

        For  the  six  months ended June 30, 2007 and  2006,  the
Partnership incurred Partnership administration expenses from affiliated parties of $55,502 and $67,685, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,155 and $18,139, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2007 and 2006, the Partnership recognized interest income of $28,730 and $38,618, respectively. In 2006, interest income was higher mainly due to the Partnership having more money invested in a money market account due to property sales. The sales proceeds were subsequently distributed to the Partners.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2007, the Partnership recognized income from discontinued operations of $297,694, representing rental income less property management expenses and depreciation of $102,605 and gain on disposal of real estate of $195,089. For the six months ended June 30, 2006, the Partnership recognized income from discontinued operations of $927,698, representing rental income less property management expenses and depreciation of $312,131 and gain on disposal of real estate of $615,567.

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

        During 2006, the Partnership sold its 50% interest in the Jared Jewelry store in Lakewood, Colorado, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,382,658, which resulted in a net gain of $450,831. The cost and related accumulated depreciation of the interests sold was $2,017,633 and $85,806, respectively. For the six months ended June 30, 2006, the net gain was $130,597.

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

        During the first six months of 2007, the Partnership sold 29.678% of the Eckerd drug store in Auburn, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,490,419, which resulted in a net gain of $195,089. The cost and related accumulated depreciation of the interests sold was $1,357,551 and $62,221, respectively.

        Subsequent to June 30, 2007, the Partnership sold an additional 3.724% of the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of approximately $184,000, which resulted in a net gain of approximately $21,500. The cost and related accumulated depreciation of the interest sold was $170,346 and $7,808, respectively. The Partnership is attempting to sell its remaining 9.729% interest in the property. At June 30, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $587,171 and $1,882,501, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On  June  30,  2007,  the  Lease  term  expired  for  the
Children's World daycare center in Blue Springs, Missouri. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership has listed the property for sale with a real estate broker in the Blue Springs area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the property value and decided that there is no impairment loss at this time. At June 30, 2007, the property was classified as Real Estate Held for Sale with a book value of $418,012.

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

Liquidity and Capital Resources

        During the six months ended June 30, 2007 and 2006, the Partnership's cash balances decreased $1,055,961 and $2,719,610, respectively, as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

        Net cash provided by operating activities decreased from $606,358 in 2006 to $319,011 in 2007 due to a decrease in total rental and interest income in 2007 and net timing differences in the collection of payments from the tenants and the payments of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2007.

        During the six months ended June 30, 2007 and 2006, the Partnership generated cash flow from the sale of real estate of $1,490,419 and $2,353,140, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2007 and 2006, the Partnership declared distributions of $296,937 and $2,763,306, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $293,967 and $2,735,673 and the General Partners received distributions of $2,970 and $27,633 for the periods, respectively. In March, June, September and December 2006, the Partnership declared special distributions of net sale proceeds of $1,717,172, $505,051, $3,030,303 and $2,525,253, respectively, which resulted in higher distributions in 2006 and a higher distribution payable at December 31, 2006.

        During the first six months of 2007 and 2006, the Partnership distributed $35,415 and $2,274,110 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.85 and $118.23 per Limited Partnership Unit, respectively.

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

        During the first six months of 2006, seven Limited Partners redeemed a total of 84 Partnership Units for $52,767 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 294 Limited Partners redeemed 3,699.92 Partnership Units for $3,087,902. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $533 in 2006.

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


Dated:  August 6, 2007        AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management XVIII, Inc.
                              Its: Managing General Partner



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