Form 10QSB
period 2007-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2007-11-13
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                     For the Quarter Ended:
                       September 30, 2007

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2007 and December 31, 2006

         Statements for the Periods ended September 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                   2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 2,503,621    $ 3,208,225
  Receivables                                         6,500              0
                                                 -----------    -----------
      Total Current Assets                        2,510,121      3,208,225
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              644,656        806,946
  Buildings and Equipment                         2,153,794      2,782,775
  Accumulated Depreciation                       (1,089,903)    (1,401,177)
                                                 -----------    -----------
                                                  1,708,547      2,188,544
  Real Estate Held for Sale                         604,734      1,882,501
                                                 -----------    -----------
      Net Investments in Real Estate              2,313,281      4,071,045
                                                 -----------    -----------
          Total Assets                          $ 4,823,402    $ 7,279,270
                                                 ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    40,160    $    15,479
  Distributions Payable                           1,862,397      2,713,680
  Unearned Rent                                      24,778         33,242
                                                 -----------    -----------
      Total Current Liabilities                   1,927,335      2,762,401
                                                 -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    2,484         15,006
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 22,783 Issued;
   18,957 Units outstanding                       2,893,583      4,501,863
                                                 -----------    -----------
      Total Partners' Capital                     2,896,067      4,516,869
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $ 4,823,402    $ 7,279,270
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended      Nine Months Ended
                               9/30/07       9/30/06   9/30/07      9/30/06

RENTAL INCOME                $  98,692    $  96,598   $  292,700  $  287,316

EXPENSES:
   Partnership Administration -
     Affiliates                 23,626       32,978       79,128     100,663
   Partnership Administration and
     Property Management -
     Unrelated Parties           4,247        1,407       22,402      19,546
   Depreciation                 17,381       17,387       52,149      52,245
                              ---------    ---------   ----------  ----------
        Total Expenses          45,254       51,772      153,679     172,454
                              ---------    ---------   ----------  ----------

OPERATING INCOME                53,438       44,826      139,021     114,862

OTHER INCOME:
   Interest Income              28,926       35,406       57,656      74,024
                              ---------    ---------   ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                   82,364       80,232      196,677     188,886

Income from Discontinued
  Operations                    47,418      775,753      345,112   1,703,452
                              ---------    ---------   ----------  ----------
NET INCOME                   $ 129,782    $ 855,985   $  541,789  $1,892,338
                              =========    =========   ==========  ==========
NET INCOME ALLOCATED:
   General Partners          $   4,984    $  39,212   $    9,104  $   55,927
   Limited Partners            124,798      816,773      532,685   1,836,411
                              ---------    ---------   ----------  ----------
                             $ 129,782    $ 855,985   $  541,789  $1,892,338
                              =========    =========   ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $    4.30    $    4.19   $    10.27  $     9.84
   Discontinued Operations        2.28        38.87        17.83       86.77
                              ---------    ---------   ----------  ----------
        Total                $    6.58    $   43.06   $    28.10  $    96.61
                              =========    =========   ==========  ==========
Weighted Average Units
 Outstanding                    18,957       18,969       18,957      19,008
                              =========    =========   ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                   2007           2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                   $   541,789    $ 1,892,338

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    61,985        163,397
     Gain on Sale of Real Estate                   (252,126)    (1,273,977)
     Increase in Receivables                         (6,500)             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    24,681        (10,334)
     Decrease in Unearned Rent                       (8,464)       (10,454)
                                                 -----------    -----------
        Total Adjustments                          (180,424)    (1,131,368)
                                                 -----------    -----------
        Net Cash Provided By
           Operating Activities                     361,365        760,970
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate              1,947,905      5,025,945
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable               (851,283)      (346,370)
   Distributions to Partners                     (2,162,591)    (6,039,714)
   Redemption Payments                                    0        (70,677)
                                                 -----------    -----------
        Net Cash Used For
          Financing  Activities                  (3,013,874)    (6,456,761)
                                                 -----------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                            (704,604)      (669,846)

CASH AND CASH EQUIVALENTS, beginning of period    3,208,225      4,707,199
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $ 2,503,621    $ 4,037,353
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2005  $ 17,543   $11,011,195   $11,028,738   19,083.13

  Distributions              (60,397)   (5,979,317)   (6,039,714)

  Redemption Payments           (707)      (69,970)      (70,677)    (114.00)

  Net Income                  55,927     1,836,411     1,892,338
                             --------   -----------   -----------  ---------
BALANCE, September 30, 2006 $ 12,366   $ 6,798,319   $ 6,810,685   18,969.13
                             ========   ===========   ===========  =========


BALANCE, December 31, 2006  $ 15,006   $ 4,501,863   $ 4,516,869   18,957.13

  Distributions              (21,626)   (2,140,965)   (2,162,591)

  Net Income                   9,104       532,685       541,789
                             --------   -----------   -----------  ---------
BALANCE, September 30, 2007 $  2,484   $ 2,893,583   $ 2,896,067   18,957.13
                             ========   ===========   ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007

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

     During 2006, the Partnership sold its 50% interest in the Jared Jewelry store in Lakewood, Colorado, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,382,658, which resulted in a net gain of $450,831. The cost and related accumulated depreciation of the interests sold was $2,017,633 and $85,806, respectively. For the nine months ended September 30, 2006, the net gain was $406,121.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     During the first nine months of 2007, the Partnership sold 38.8529% of the Eckerd drug store in Auburn, New York, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,947,905, which resulted in a net gain of $252,126. The cost and related accumulated depreciation of the interests sold was $1,777,236 and $81,457, respectively.

     Subsequent to September 30, 2007, the Partnership sold its remaining 4.2781% interest in the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of approximately
     $212,000, which resulted in a net gain of approximately $25,300. The cost and related accumulated depreciation of the interest sold was $195,691 and $8,969, respectively. At September 30, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $186,722 and $1,882,501, respectively.

     On June 30, 2007, the Lease term expired for the Children's World daycare center in Blue Springs, Missouri. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership has listed the property for sale with a real estate broker in the Blue Springs area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the property value and decided that there is no impairment loss at this time. At September 30, 2007, the property was classified as Real Estate Held for Sale with a book value of $418,012.

     During  the  first  nine  months  of  2007  and  2006,   the
     Partnership distributed $1,810,943 and $5,328,632 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $94.58 and $277.64 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended       Nine Months Ended
                               9/30/07      9/30/06    9/30/07      9/30/06

Rental Income                  $  6,599  $ 144,466   $ 121,587   $  545,830
Property Management Expenses    (16,218)    (2,823)    (18,765)      (5,203)
Depreciation                          0    (24,300)     (9,836)    (111,152)
Gain on Disposal of Real Estate  57,037    658,410     252,126    1,273,977
                                -------   ---------   ---------   ----------
   Income from Discontinued
     Operations                $ 47,418  $ 775,753   $ 345,112   $1,703,452
                                =======   =========   =========   ==========


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

Results of Operations

       For the nine months ended September 30, 2007 and 2006, the Partnership recognized rental income from continuing operations of $292,700 and $287,316, respectively. In 2007, rental income increased due to rent increases on three properties.

       For the nine months ended September 30, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $79,128 and $100,663, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,402 and $19,546, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2007 and 2006, the Partnership recognized interest income of $57,656 and $74,024, respectively. In 2006, interest income was higher mainly due to the Partnership having more money invested in a money market account due to property sales. The sales proceeds were subsequently distributed to the Partners.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2007, the Partnership recognized income from discontinued operations of $345,112, representing rental income less property management expenses and depreciation of $92,986 and gain on disposal of real estate of $252,126. For the nine months ended September 30, 2006, the Partnership recognized income from discontinued operations of $1,703,452, representing rental income less property management expenses and depreciation of $429,475 and gain on disposal of real estate of $1,273,977.

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

        During 2006, the Partnership sold its 50% interest in the Jared Jewelry store in Lakewood, Colorado, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,382,658, which resulted in a net gain of $450,831. The cost and related accumulated depreciation of the interests sold was $2,017,633 and $85,806, respectively. For the nine months ended September 30, 2006, the net gain was $406,121.

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

       During the first nine months of 2007, the Partnership sold 38.8529% of the Eckerd drug store in Auburn, New York, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,947,905, which resulted in a net gain of $252,126. The cost and related accumulated depreciation of the interests sold was $1,777,236 and $81,457, respectively.

       Subsequent to September 30, 2007, the Partnership sold its remaining 4.2781% interest in the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of approximately $212,000, which resulted in a net gain of approximately $25,300. The cost and related accumulated depreciation of the interest sold was $195,691 and $8,969, respectively. At September 30, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $186,722 and $1,882,501, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On  June  30,  2007,  the  Lease  term  expired  for  the
Children's World daycare center in Blue Springs, Missouri. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership has listed the property for sale with a real estate broker in the Blue Springs area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the property value and decided that there is no impairment loss at this time. At September 30, 2007, the property was classified as Real Estate Held for Sale with a book value of $418,012.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2007 and 2006, the Partnership's cash balances decreased $704,604 and $669,846, respectively, as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

        Net cash provided by operating activities decreased from $760,970 in 2006 to $361,365 in 2007 due to a decrease in total rental and interest income in 2007, which was partially offset by a decrease in Partnership administration and property management expenses in 2007 and net timing differences in the collection of payments from the tenants and the payments of expenses.

        During the nine months ended September 30, 2007 and 2006, the Partnership generated cash flow from the sale of real estate of $1,947,905 and $5,025,945, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2007 and 2006, the Partnership declared distributions of $2,162,591 and $6,039,714, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,140,965 and $5,979,317 and the General Partners received distributions of $21,626 and $60,397 for the periods, respectively. In September 2007, the Partnership declared a special distribution of net sale proceeds of $1,717,172. In March, June, September and December 2006, the Partnership declared special distributions of net sale proceeds of $1,717,172, $505,051, $3,030,303 and $2,525,253, respectively, which resulted in higher distributions in 2006 and a higher distribution payable at December 31, 2006.

        During the first nine months of 2007 and 2006, the Partnership distributed $1,810,943 and $5,328,632 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $94.58 and $277.64 per Limited Partnership Unit, respectively.

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

       During 2007, the Partnership did not redeem any Units from the Limited Partners. During the first nine months of 2006, nine Limited Partners redeemed a total of 114 Partnership Units for
$69,970  in  accordance  with  the  Partnership  Agreement.   The
Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 294 Limited Partners redeemed 3,699.92 Partnership Units for $3,087,902. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $707 in 2006.

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


Dated:  November 9, 2007      AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management XVIII, Inc.
                              Its: Managing General Partner



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