Form 10KSB/A
period 2006-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2008-01-11
CIK 840459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB/A

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2006

               Commission file number:  000-18289

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
         (Name of small business issuer in its charter)

      State of Minnesota                41-1622463
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

The Issuer's revenues for the year ended December 31, 2006 were $496,426.

As of February 28, 2007, there were 18,952.13 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $18,952,130.

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

                            AEI REAL ESTATE FUND XVIII
                            Limited Partnership
                            By: AEI Fund Management XVIII, Inc.
                                Its Managing General Partner


November 2, 2007            By: /s/ Robert P Johnson
                                    Robert P. Johnson, President and Director
                                    (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                            Title                       Date


/s/Robert P Johnson  President (Principal Executive Officer)  November 2, 2007
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer and Treasurer    November 2, 2007
   Patrick W. Keene  (Principal Accounting Officer)