Form 10KSB/A
period 2006-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2008-01-11
CIK 840459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB/A2

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

                            AEI REAL ESTATE FUND XVIII
                            Limited Partnership
                            By: AEI Fund Management XVIII, Inc.
                                Its Managing General Partner


January 7, 2008             By: /s/ Robert P Johnson
                                    Robert P. Johnson, President and Director
                                    (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                            Title                       Date


/s/Robert P Johnson  President (Principal Executive Officer)  January 7, 2008
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer and Treasurer    January 7, 2008
   Patrick W. Keene  (Principal Accounting Officer)