Form 10KSB
period 2007-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2008-03-28
CIK 840459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2007

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

The Issuer's revenues for the year ended December 31, 2007 were $514,737.

As of February 29, 2008, there were 18,952.133 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $18,952,133.

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

        The Partnership was organized to acquire, initially on a debt-free basis, existing and newly constructed commercial properties located in the United States and Canada, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased twenty-one properties, including partial interests in five properties, totaling $18,868,379. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under triple net leases.

        In the second quarter of 2008, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2008, the Partnership anticipates liquidation to occur by December 31, 2008.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. At the time the properties were acquired, the remaining primary lease terms varied from 15 to 20 years. Most of the leases provide the tenant with two to three five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Property Activity

         In December 2004, the Partnership entered into an agreement to sell its 24% interest in the Razzoo's restaurant in Alpharetta, Georgia to an unrelated third party. On March 29, 2005, the sale closed with the Partnership receiving net sale proceeds of $648,425, which resulted in a net gain of $48,425. At the time of sale, the net book value of the property was $600,000.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        During the fourth quarter of 2007, the Partnership sold its remaining 4.2781% interest in the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of $212,731. The cost and related accumulated depreciation of the interest sold was $195,691 and $8,969, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,882,501.

        On June 30, 2007, the Lease term expired for the KinderCare daycare center in Blue Springs, Missouri. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership has listed the property for sale with a real estate broker in the Blue Springs area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property.

        Subsequent to December 31, 2007, the Partnership sold the KinderCare daycare center in Westerville, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $1,415,000. At the time of sale, the cost and related accumulated depreciation was $990,261 and $471,635, respectively.

        Subsequent to December 31, 2007, the Partnership sold the KinderCare daycare center in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $1,617,000. At the time of sale, the cost and related accumulated depreciation was $1,019,202 and $455,731, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2007, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 93% of total rental revenue in 2007. With the planned liquidation of the Partnership, the major tenant information will no longer be applicable.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives were to acquire existing or newly-developed commercial properties throughout the United States and Canada that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General
Partners attempted to diversify the type and location of the Partnership's properties.

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the aggregate purchase price of all Partnership properties.

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2007.

                           Total Property               Annual    Annual
                  Purchase  Acquisition                 Lease    Rent Per
Property            Date      Costs        Tenant      Payment    Sq. Ft.

KinderCare
Daycare Center
 Blue Springs, MO  6/27/90  $  791,271       (1)

KinderCare                                KinderCare
Daycare Center                             Learning
 Westerville, OH   6/21/91  $  990,261   Centers, Inc.  $150,557   $18.87

Taco Cabana Restaurant
 San Antonio, TX                         Texas Taco
 (9.3699%)         7/19/91  $  107,933   Cabana L.P.    $ 21,101   $50.33

KinderCare                               KinderCare
Daycare Center                            Learning
 Columbus, OH      8/10/92  $1,019,202  Centers, Inc.   $146,783   $16.62

Tractor Supply
 Company Store
 Bristol, VA                            Tractor Supply
 (7.5158%)         4/10/96  $   96,765  Company, Inc.   $ 12,485   $ 8.86

Champps Americana
 Restaurant                               Champps
 Columbus, OH                            Operating
 (.5061%)          8/29/96  $   12,984  Corporation     $  1,747   $42.25

Fuddruckers Restaurant
 Thornton, CO
 (.7606%)          7/30/97  $   10,693 Fuddruckers, Inc.$  1,386   $36.61

Tumbleweed Restaurant
 Chillicothe, OH                        Tumbleweed,
 (43.9634%)       11/20/98  $  560,612     Inc.         $ 66,917   $27.75


(1)  The property is vacant and listed for sale.


ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Tumbleweed restaurant are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interests in the Taco Cabana restaurant, the Tractor Supply Company store, the Fuddruckers restaurant and the Champps Americana restaurant are owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary lease terms varied from 15 to 20 years. Most of the leases provide the tenants with two to three five-year renewal options subject to the same terms and conditions as the primary term.

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

        At December 31, 2007, all properties listed above were 100% occupied, except the KinderCare daycare center in Blue
Springs, Missouri which has been 100% vacant since June 2007.

ITEM 3.LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2007, there were 1,373 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $22,811 and $87,577 were made to the General Partners and $2,258,269 and $8,670,043 were made to the Limited Partners in 2007 and 2006, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $1,839,352 and $7,811,216 in 2007 and 2006, respectively. The distributions  reduced  the  Limited Partners'  Adjusted  Capital
Contributions.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner. The purchase price of the Units is equal to 90% of the net asset value per Unit as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership are redeemed at the purchase price established for the quarter in which the Partnership received a notice at least 60 days prior to the repurchase dates of January 1st, April 1st, July 1st and October 1st subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the
Partnership. During the last three months of 2007, the Partnership did not purchase any Units.


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

        Through September 30, 2007, the Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). The Partnership tested long-lived assets for recoverability when events or changes in circumstances indicated that the carrying value may not have been recoverable. For properties the Partnership would hold and operate, management determined whether impairment occurred by comparing the property's probability-weighted cash flows to its then carrying value. For properties held for sale, management determined whether impairment occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value was greater than the realizable value, an impairment loss was recorded to reduce the carrying value of the property to its realizable value.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2007, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipate the liquidation of the Partnership during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2007, the estimated real estate values were based upon comparable sales of similar properties, a subsequent sale of one property and a signed purchase agreement for one property. Any changes in these estimates may cause material changes in the net assets in liquidation.

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

Results of Operations

        For the years ended December 31, 2007 and 2006, while in the operating and liquidation phases, the Partnership recognized rental income of $514,737 and $1,013,641, respectively. In 2007, rental income decreased mainly as a result of property sales. During the same periods, the Partnership recognized interest income of $67,073 and $104,767, respectively. In 2006, interest income was higher mainly due to the Partnership having more money invested in a money market account due to property sales. The sales proceeds were subsequently distributed to the Partners.

        For the years ended December 31, 2007 and 2006, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $99,887 and $129,221, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $58,774 and $45,658, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. The increase in these expenses in 2007, when compared to 2006, is the result of expenses incurred in 2007 related to the KinderCare daycare center in Blue Springs, Missouri.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         At December 31, 2007, the Partnership recognized adjustments of estimated values of $4,108,083 resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

        On June 30, 2007, the Lease term expired for the KinderCare daycare center in Blue Springs, Missouri. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership has listed the property for sale with a real estate broker in the Blue Springs area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property.

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

Liquidity and Capital Resources

        In the second quarter of 2008, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2008, the Partnership anticipates liquidation to occur by December 31, 2008.

        During the period from October 1, 2007 to December 31, 2007, while in the liquidation phase, the Partnership's Net Assets in Liquidation increased $2,508,862 mainly as a result of the adjustment to increase Investments in Real Estate from their historical bases to their estimated net realizable value. During the period from January 1, 2007 to September 30, 2007, while in the operating phase, the Partnership's cash balances decreased $704,604 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the year ended December 31, 2006, the Partnership's cash balances decreased $1,498,974 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During the fourth quarter of 2007, the Partnership sold its remaining 4.2781% interest in the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of $212,731. The cost and related accumulated depreciation of the interest sold was $195,691 and $8,969, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,882,501.

        Subsequent to December 31, 2007, the Partnership sold the KinderCare daycare center in Westerville, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $1,415,000. At the time of sale, the cost and related accumulated depreciation was $990,261 and $471,635, respectively.

        Subsequent to December 31, 2007, the Partnership sold the KinderCare daycare center in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $1,617,000. At the time of sale, the cost and related accumulated depreciation was $1,019,202 and $455,731, respectively.

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

        For the years ended December 31, 2007 and 2006, the Partnership declared distributions of $2,281,080 and $8,757,620, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,258,269 and $8,670,043 and the General Partners received distributions of $22,811 and $87,577 for the periods, respectively. In September 2007, the Partnership declared a special distribution of net sale proceeds of $1,717,172. In March, June, September and December 2006, the Partnership declared special distributions of net sale proceeds of $1,717,172, $505,051, $3,030,303 and $2,525,253, respectively, which resulted in higher distributions in 2006 and a higher distribution payable at December 31, 2006.

       During 2007 and 2006, the Partnership distributed net sale proceeds of $1,857,931 and $7,890,117 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $97.03 and $411.41 per Limited Partnership Unit, respectively.

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

       During 2007, the Partnership did not redeem any Units from the Limited Partners. During 2006, 12 Limited Partners redeemed a total of 126 Partnership Units for $75,266 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 294 Limited Partners redeemed 3,699.92 Partnership Units for $3,087,902. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $760 in 2006.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Statement of Net Assets Available for Liquidation at December 31,
2007

Balance Sheet as of December 31, 2006

Statement of Liquidating Activities for the Period From
   October 1, 2007 to December 31, 2007

Statements for the Period From January 1, 2007 to September 30,
2007
   and for the Year Ended December 31, 2006:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota

      We have audited the accompanying balance sheet of AEI Real Estate Fund XVIII Limited Partnership (a Minnesota limited partnership) as of December 31, 2006, and the related statements of income, cash flows and changes in partners' capital for the year then ended and the statements of income, cash flows and changes in partners' capital for the period from January 1, 2007 to September 30, 2007. We also have audited the statement of net assets available for liquidation of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 2007, and the related statement of liquidating activities for the period from October 1, 2007 to December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in the Notes to the financial statements, the General Partners of AEI Real Estate Fund XVIII Limited Partnership anticipate the liquidation of the Partnership during 2008. Because liquidation is imminent, the Partnership changed its basis of accounting after September 30, 2007, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of AEI Real Estate Fund XVIII Limited
Partnership as of December 31, 2006, and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2007, to September 30, 2007, its net assets available for liquidation as of December 31, 2007, and the changes in net assets in liquidation for the period from October 1, 2007 to December 31, 2007, in conformity with U.S. generally accepted accounting principles applied on the bases of accounting described in the preceding paragraph.



                        /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants

Minneapolis, Minnesota
March 24, 2008

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
                        DECEMBER 31, 2007





ASSETS:
  Cash and Cash Equivalents                         $   904,400
  Receivables                                             6,500
  Investments in Real Estate                          4,656,400
                                                     -----------
          Total Assets                                5,567,300
                                                     -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                   24,536
  Distributions Payable                                 115,890
  Unearned Rent                                          21,945
                                                     -----------
          Total Liabilities                             162,371
                                                     -----------
      NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
       including 18,957 Limited Partnership Units
       outstanding                                  $ 5,404,929
                                                     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                          BALANCE SHEET
                        DECEMBER 31, 2006

                             ASSETS


CURRENT ASSETS:
  Cash and Cash Equivalents                         $ 3,208,225

INVESTMENTS IN REAL ESTATE:
  Land                                                  806,946
  Buildings and Equipment                             2,782,775
  Accumulated Depreciation                           (1,401,177)
                                                     -----------
                                                      2,188,544
  Real Estate Held for Sale                           1,882,501
                                                     -----------
      Net Investments in Real Estate                  4,071,045
                                                     -----------
          Total Assets                              $ 7,279,270
                                                     ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    15,479
  Distributions Payable                               2,713,680
  Unearned Rent                                          33,242
                                                     -----------
      Total Current Liabilities                       2,762,401
                                                     -----------
PARTNERS' CAPITAL:
  General Partners                                       15,006
  Limited Partners, $1,000 per Unit;
      30,000 Units authorized; 22,783 Issued;
      18,957 Units outstanding                        4,501,863
                                                     -----------
      Total Partners' Capital                         4,516,869
                                                     -----------
         Total  Liabilities and Partners' Capital   $ 7,279,270
                                                     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
    FOR THE PERIOD FROM OCTOBER 1, 2007 TO DECEMBER 31, 2007




SOURCES OF ADDITIONAL CASH:
  Rent                                              $    97,617
  Interest Income                                         9,417
  Proceeds from Sale of Real Estate                     212,731
                                                     -----------
      Total Sources of Additional Cash                  319,765
                                                     -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates                20,759
  Partnership Administration and Property
     Management - Unrelated Parties                      33,231
  Distributions to Partners                           1,864,996
                                                     -----------
      Total Uses of Additional Cash                   1,918,986
                                                     -----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS                                (1,599,221)
                                                     -----------

ADJUSTMENTS OF ESTIMATED VALUES:
Increase in Net Realizable values of:
     Real Estate                                      2,529,841
     Payable to AEI Fund Management, Inc.                15,624
     Distributions Payable                            1,746,507
     Unearned Rent                                        2,833
     Net Book Value, as of September 30, 2007,
     of Real  Estate Sold                              (186,722)
                                                     -----------
        Total Adjustment of Estimated Values          4,108,083
                                                     -----------

INCREASE IN NET ASSETS IN LIQUIDATION                 2,508,862

BEGINNING NET ASSETS IN LIQUIDATION
   (PARTNERS' CAPITAL AT SEPTEMBER 30, 2007)          2,896,067
                                                     -----------
ENDING NET ASSETS IN LIQUIDATION                    $ 5,404,929
                                                     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
    FOR THE PERIOD FROM JANUARY 1, 2007 TO SEPTEMBER 30, 2007
            AND FOR THE YEAR ENDED DECEMBER 31, 2006


                                                   2007           2006

INTEREST INCOME                                $    57,656    $   104,767

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                    414,287      1,013,641
  Partnership Administration - Affiliates          (79,128)      (129,221)
  Partnership Administration and Property
     Management - Unrelated Parties                (41,167)       (45,658)
  Depreciation                                     (61,985)      (185,695)
  Gain on Sale of Real Estate                      252,126      1,563,943
                                                -----------    -----------
     Total Income from Discontinued Operations     484,133      2,217,010
                                                -----------    -----------

NET INCOME                                     $   541,789    $ 2,321,777
                                                ===========    ===========

NET INCOME ALLOCATED:
  General Partners                             $     9,104    $    85,800
  Limited Partners                                 532,685      2,235,977
                                                -----------    -----------
                                               $   541,789    $ 2,321,777
                                                ===========    ===========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                       $      3.01    $      5.46
   Discontinued Operations                           25.09         112.25
                                                -----------    -----------
         Total                                 $     28.10    $    117.71
                                                ===========    ===========

Weighted Average Units Outstanding                  18,957         18,995
                                                ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
    FOR THE PERIOD FROM JANUARY 1, 2007 TO SEPTEMBER 30, 2007
            AND FOR THE YEAR ENDED DECEMBER 31, 2006

                                                     2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   541,789   $ 2,321,777

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                     61,985       185,695
     Gain on Sale of Real Estate                    (252,126)   (1,563,943)
     Increase in Receivables                          (6,500)            0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     24,681       (41,076)
     Decrease in Unearned Rent                        (8,464)      (11,475)
                                                  -----------   -----------
       Total Adjustments                            (180,424)   (1,430,799)
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                      361,365       890,978
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                1,947,905     7,344,828
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                 (851,283)     (901,134)
  Distributions to Partners                       (2,162,591)   (8,757,620)
  Redemption Payments                                      0       (76,026)
                                                  -----------   -----------
       Net Cash Used For
         Financing Activities                     (3,013,874)   (9,734,780)
                                                  -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (704,604)   (1,498,974)

CASH AND CASH EQUIVALENTS, beginning of period     3,208,225     4,707,199
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $ 2,503,621   $ 3,208,225
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
    FOR THE PERIOD FROM JANUARY 1, 2007 TO SEPTEMBER 30, 2007
            AND FOR THE YEAR ENDED DECEMBER 31, 2006


                                                                  Limited
                                                                Partnership
                             General    Limited                    Units
                             Partners   Partners      Total     Outstanding


BALANCE, December 31, 2005  $ 17,543  $11,011,195  $11,028,738   19,083.13

  Distributions              (87,577)  (8,670,043)  (8,757,620)

  Redemption Payments           (760)     (75,266)     (76,026)    (126.00)

  Net Income                  85,800    2,235,977    2,321,777
                             --------  ----------   ----------   ---------
BALANCE, December 31, 2006    15,006    4,501,863    4,516,869   18,957.13

  Distributions              (21,626)  (2,140,965)  (2,162,591)

  Net Income                   9,104      532,685      541,789
                              --------  ----------   ----------  ---------
BALANCE, September 30, 2007 $  2,484  $ 2,893,583  $ 2,896,067   18,957.13
                             ========  ==========   ==========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     In the second quarter of 2008, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2008, the Partnership anticipates liquidation to occur by December 31, 2008.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       Because liquidation is anticipated, the Partnership changed its basis of accounting after September 30, 2007, from the going concern basis to the liquidation basis. Effective October 1, 2007, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Real Estate

       The Partnership's real estate is leased under triple net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

       Real estate is recorded at cost at December 31, 2006 and at estimated net realizable value at December 31, 2007. Through September 30, 2007, the Partnership compared the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

       Through  September 30, 2007, the buildings  and  equipment of the Partnership were depreciated using the straight-line method for financial reporting purposes based on estimated useful lives of 30 years and 10 years respectively.

       In  accordance  with  Statement  of  Financial  Accounting
       Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations.

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2007 and 2006.

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2007 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(3)  Related Party Transactions -

     The Partnership owns a 43.9634% interest in a Tumbleweed restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and an unrelated third party. The Partnership owned a 24% interest in a Garden Ridge retail store. The remaining interests in this property were owned by AEI Income & Growth Fund XXII Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership, and unrelated third parties. The Partnership owned a 50% interest in a Jared Jewelry store. AEI Net Lease Income & Growth Fund XIX Limited Partnership owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2006 and 2007. The Partnership owned a 50% interest in an Eckerd drug store. AEI Net Lease Income & Growth Fund XIX Limited Partnership owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2007.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                           Total Incurred by the Partnership
                                            for the Years Ended December 31

                                                         2007         2006
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  the results of operations to the Limited Partners.    $  99,887  $ 129,221
                                                         ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                       $  58,774  $  45,658
                                                         ========   ========
c.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                            $ 112,639  $ 165,316
                                                         ========   ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. At the time the properties were acquired, the remaining primary lease terms varied from 15 to 20 years. Most of the leases provide the tenants with two to three five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The KinderCare daycare center in Blue Springs, Missouri was constructed and acquired in 1990. The KinderCare daycare center in Westerville, Ohio was constructed and acquired in 1991. The Taco Cabana restaurant in San Antonio, Texas was constructed in 1984, renovated in 1991 and acquired by the Partnership after the renovation. The KinderCare daycare center in Columbus, Ohio was constructed and acquired in 1992. The Tractor Supply Company store and Champps Americana restaurant in Columbus, Ohio were constructed and acquired in 1996. The Fuddruckers restaurant was constructed and acquired in 1997. The Tumbleweed restaurant was constructed and acquired in 1998. There have been no costs capitalized as improvements subsequent to the acquisitions.

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2007, the estimated real estate values were based upon comparable sales of similar properties, a subsequent sale of one property and a signed purchase agreement for one property. The adjustment increased Investments in Real Estate by $2,529,841. It is reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     The historical cost and related accumulated depreciation and
     estimated  net  realizable  values  of  the  properties   at
     December 31, 2007 are as follows:

                             Historical Cost Basis      Liquidation Basis
                                                                      Net
                                Buildings and          Accumulated  Realizable
Property                Land      Equipment     Total  Depreciation   Value

KinderCare,
  Blue Springs, MO    $ 162,290  $  628,981 $  791,271  $  373,259  $  550,000
KinderCare,
  Westerville, OH       157,848     832,413    990,261     471,635   1,415,000
Taco Cabana,
  San Antonio, TX        61,004      46,929    107,933      25,041     176,000
KinderCare,
  Columbus, OH          157,569     861,633  1,019,202     455,731   1,617,000
Tractor Supply Company,
  Bristol, VA            31,092      65,673     96,765      26,758     125,000
Champps Americana,
  Columbus, OH            4,373       8,611     12,984       3,352      18,000
Fuddruckers,
  Thornton, CO            3,383       7,310     10,693       2,572      15,400
Tumbleweed,
  Chillicothe, OH       229,387     331,225    560,612     104,814     740,000
                       --------   ---------  ---------   ---------   ---------
                      $ 806,946  $2,782,775 $3,589,721  $1,463,162  $4,656,400
                       ========   =========  =========   =========   =========

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2007, the minimum future rent payments required by the leases are as follows:

                       2008           $  401,136
                       2009              326,101
                       2010              242,257
                       2011              229,142
                       2012              167,905
                       Thereafter         74,100
                                       ---------
                                      $1,440,641
                                       =========

     There were no contingent rents recognized in 2007 and 2006.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                 Industry             2007       2006

     KinderCare Learning
        Centers, Inc.        Child Care        $ 346,956   $ 483,751
     Eckerd Corporation      Retail               65,842     176,019
     Tumbleweed, Inc.        Restaurant           65,715         N/A
     Garden Ridge L.P.       Retail                  N/A     147,618
                                                --------   ---------
     Aggregate rent revenue of major tenants   $ 478,513  $  807,388
                                                ========   =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              93%         80%
                                                ========   =========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(6)  Discontinued Operations -

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

     During the fourth quarter of 2007, the Partnership sold its remaining 4.2781% interest in the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of $212,731. The cost and related accumulated depreciation of the interest sold was $195,691 and $8,969, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,882,501.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(6)  Discontinued Operations - (Continued)

     On June 30, 2007, the Lease term expired for the KinderCare daycare center in Blue Springs, Missouri. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership has listed the property for sale with a real estate broker in the Blue Springs area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property.

     Subsequent to December 31, 2007, the Partnership sold the KinderCare daycare center in Westerville, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $1,415,000. At the time of sale, the cost and related accumulated depreciation was $990,261 and $471,635, respectively.

     Subsequent to December 31, 2007, the Partnership sold the KinderCare daycare center in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $1,617,000. At the time of sale, the cost and related accumulated depreciation was $1,019,202 and $455,731, respectively.

     During 2007 and 2006, the Partnership distributed net sale proceeds of $1,857,931 and $7,890,117 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $97.03 and $411.41 per Limited Partnership Unit, respectively.

(7)  Partners' Capital -

     Cash distributions of $22,811 and $87,577 were made to the General Partners and $2,258,269 and $8,670,043 were made to the Limited Partners for the years ended December 31, 2007 and 2006, respectively. The Limited Partners' distributions represent $119.13 and $456.44 per Limited Partnership Unit outstanding using 18,957 and 18,995 weighted average Units in 2007 and 2006, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $1,839,352 and $7,811,216 in 2007 and 2006, respectively.
     The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(7)  Partners' Capital - (Continued)

     During 2007, the Partnership did not redeem any Units from the Limited Partners. During 2006, 12 Limited Partners redeemed a total of 126 Partnership Units for $75,266 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $760 in 2006.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $240.72 per original $1,000 invested.

(8)  Income Taxes -

     With  the  change in the Partnership's basis  of  accounting from the going concern basis to the liquidation basis, effective October 1, 2007, the Partnership no longer reports
     Net   Income   after  this  date.   The   following   is   a
     reconciliation   of  net  income  for  financial   reporting
     purposes to income reported for federal income tax purposes for the years ended December 31:
                                                2007         2006
     Net Income for Financial Reporting
      Purposes - Going Concern Basis        $  541,789    $2,321,777

     Decrease in Net Assets in Liquidation
      Before Adjustment                     (1,599,221)            0

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes  1,696,731             0

     Depreciation for Tax Purposes (Over) Under
       Depreciation  for Financial Reporting
       Purposes                                (27,809)       11,477

     Income Accrued for Tax Purposes Under
       Income  for  Financial Reporting
       Purposes                                (11,297)      (11,476)

     Gain on Sale of Real Estate for Tax Purposes
        Over (Under) Gain for Financial Reporting
        Purposes                                   632       (54,822)
                                             ----------    ----------
           Taxable Income to Partners       $  600,825    $2,266,956
                                             ==========    ==========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(8)  Income Taxes - (Continued)

     The   following  is  a  reconciliation  of  Net  Assets   in
     Liquidation  for financial reporting purposes  to  Partners'
     Capital  reported  for federal income tax purposes  for  the years ended December 31:
                                                       2007         2006
     Net Assets in Liquidation / Partners' Capital
      for Financial Reporting Purposes              $5,404,929   $4,516,869

     Adjusted Tax Basis of Investments in Real Estate
      Over (Under) Net Investments in Real Estate
         for    Financial   Reporting   Purposes    (2,423,564)     133,454

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes           21,945       33,242

     Syndication Costs Treated as Reduction
       of Capital for Financial Reporting Purposes   3,336,442    3,336,442
                                                     ---------    ---------
     Partners'  Capital for Tax Reporting Purposes  $6,339,752   $8,020,007
                                                     =========    =========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                   2007                   2006
                          Carrying      Fair    Carrying       Fair
                           Amount      Value     Amount        Value

     Money Market Funds   $904,400   $904,400  $3,208,225    $3,208,225
                           -------    -------   ---------     ---------
      Total Cash and
        Cash Equivalents  $904,400   $904,400  $3,208,225    $3,208,225
                          ========    =======   =========     =========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8AT.CONTROLS AND PROCEDURES.

       (a)  Disclosure Controls and Procedures.

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


ITEM 8AT.CONTROLS AND PROCEDURES. (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         (ii) Changes in Internal Control Over Financial Reporting. During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS AND CORPORATE GOVERNANCE;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS AND CORPORATE GOVERNANCE;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (Continued)

        Robert P. Johnson, age 63, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1988, and has been elected to continue in these positions until December 2008. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 48, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2008. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1987. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2007. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2007 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2008:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XVIII, Inc.          0          0.00%
   Robert P. Johnson                        5          0.03%
   Patrick W. Keene                         0          0.00%

   Address for all:
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2007 and 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are "independent." The sole director of the Managing General Partner, Robert P. Johnson, is also the Individual General Partner of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2007, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the  General Partners or their Affiliates in connection with  the operation  of  the Fund and its properties for  the  period  from inception through December 31, 2007.
                                                         Amount Incurred
Person or Entity                                         From Inception
 Receiving                   Form and Method         (September 20, 1988) to
Compensation                 of Compensation            December 31, 2007

AEI Securities, Inc.  Selling Commissions equal to 7%       $2,278,305
                      of proceeds plus a 3% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other       $1,064,137
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all         $  642,892
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for all         $4,284,712
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer agency, reporting, partner relations and other administrative functions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)


Person or Entity                                         From Inception
 Receiving                   Form and Method         (September 20, 1988) to
Compensation                 of Compensation            December 31, 2007


General Partners and  Reimbursement at Cost for all         $1,029,948
Affiliates            expenses realted to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal     $  267,589
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      15% of distributions of Net Proceeds  $  184,037
                      of Sale other than distributions
                      necessary to restore Adjusted Capital
                      Contributions and provide a 6%
                      cumulative return to Limited Partners.
                      The General  Partners  will receive
                      only 1% of distributions of Net
                      Proceeds of Sale until Limited Partners
                      have received an amount equal to
                      (a) their Adjusted Capital Contributions, plus (b) an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited Partners.


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

     10.1 Net Lease Agreement dated June 20, 1991 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 1231 Sunbury Road, Westerville, Ohio (incorporated by reference to Exhibit 10.12 of Form 10-K filed July 27, 1992).

     10.2 Net Lease Agreement dated July 28, 1992 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 4885 Cherry Bottom Road, Columbus, Ohio (incorporated by reference to Exhibit 10.17 of Form 10-K filed March 29, 1993).

     10.3 Net Lease Agreement dated April 13, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street,
     Chillicothe,  Ohio  (incorporated by  reference  to  Exhibit
     10.2 of Form 10-QSB filed May 15, 1998).

     10.4 First Amendment to Net Lease Agreement dated November 20, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.70 of Form 10-KSB filed March 30, 1999).


ITEM 13.    EXHIBITS. (Continued)

     10.5 Purchase Agreement dated May 24, 2006 between the Partnership and Shamrock Real Estate #1, Incorporated relating to the Property at 8555 Monrovia, Lenexa, Kansas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 11, 2006).

     10.6 Contract of Sale dated August 17, 2006 between the Partnership, various other property owners and Compson Holding Corporation relating to the Property at 16778 Interstate 45 South, Conroe (Woodlands), Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 8, 2006).

     10.7 Purchase Agreement dated December 12, 2007 between the Partnership and Richard Singer and/or Assigns relating to the Property at 1231 Sunbury Road, Westerville, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 31, 2008).

     10.8 Assignment and Assumption of Purchase Agreement dated March 11, 2008 between the Partnership and AEI Real Estate Fund XVII Limited Partnership relating to the Property at
     4885 Cherry Bottom Road, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 18,
     2008).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2007 and 2006:

     Fee Category                            2007       2006

     Audit Fees                           $   9,850   $ 13,650
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           --------    -------
          Total Fees                      $   9,850   $ 13,650
                                            =======    =======

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. (Continued)

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


                            AEI REAL ESTATE FUND XVIII
                            Limited Partnership
                            By: AEI Fund Management XVIII, Inc.
                                Its Managing General Partner


March 24, 2008              By:/s/ Robert P Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                              Title                           Date


/s/ Robert P Johnson  President (Principal Executive  Officer) March 24, 2008
    Robert P. Johnson and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer and Treasurer    March 24, 2008
    Patrick W. Keene  (Principal Accounting Officer)