Form 10-Q
period 2008-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2008-05-14
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2008

               Commission File Number:  000-18289


            AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
      (Exact name of registrant as specified in its charter)


     State of Minnesota                    41-1622463
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of principal executive offices)

                          (651) 227-7333
                 (Registrant's telephone number)

                        Not  Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X] Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer        Accelerated filer

     Non-accelerated filer          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined  in  Rule 12b-2 of the Exchange  Act).  Yes [X]   No


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                              INDEX

Part I - Financial Information

 Item 1.Financial Statements:

        Statement of Net Assets Available for Liquidation as of March 31, 2008 and December 31, 2007

        Statement of Liquidating Activities for the Three Months ended March 31, 2008

        Statements for the Three Months ended March 31, 2007:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2008 AND DECEMBER 31, 2007




                                                  2008           2007

ASSETS:
  Cash and Cash Equivalents                  $ 3,840,420     $   904,400
  Receivables                                      6,500           6,500
  Investments in Real Estate                   1,624,400       4,656,400
                                              -----------     -----------
          Total Assets                         5,471,320       5,567,300
                                              -----------     -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.            29,561          24,536
  Distributions Payable                        2,944,171         115,890
  Unearned Rent                                    1,904          21,945
                                              -----------     -----------
          Total Liabilities                    2,975,636         162,371
                                              -----------     -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 18,957 Limited Partnership Units
  outstanding                                $ 2,495,684     $ 5,404,929
                                              ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
            FOR THE THREE MONTHS ENDED MARCH 31, 2008





SOURCES OF ADDITIONAL CASH:
  Rent                                          $    44,386
  Interest Income                                    15,076
  Proceeds from Sale of Real Estate               3,036,870
                                                 -----------
      Total Sources of Additional Cash            3,096,332
                                                 -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates            23,746
  Partnership Administration and Property
     Management - Unrelated Parties                  18,078
  Distributions to Partners                         118,488
                                                 -----------
      Total Uses of Additional Cash                 160,312
                                                 -----------
INCREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                            2,936,020
                                                 -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Payable to AEI Fund Management, Inc.            (5,025)
     Distributions Payable                       (2,828,281)
     Unearned Rent                                   20,041
     Net Realizable Value of Real Estate Sold    (3,032,000)
                                                 -----------
           Total Adjustment of Estimated Values  (5,845,265)
                                                 -----------

DECREASE IN NET ASSETS IN LIQUIDATION            (2,909,245)

BEGINNING NET ASSETS IN LIQUIDATION               5,404,929
                                                 -----------
ENDING NET ASSETS IN LIQUIDATION                $ 2,495,684
                                                 ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
            FOR THE THREE MONTHS ENDED MARCH 31, 2007





INTEREST INCOME                                 $    11,049

INCOME FROM DISCONTINUED OPERATIONS:
   Rental Income                                    159,857
   Partnership Administration - Affiliates          (29,334)
   Partnership Administration and Property
      Management - Unrelated Parties                 (9,749)
   Depreciation                                     (22,302)
   Gain on Sale of Real Estate                       81,765
                                                 -----------
        Total Income from Discontinued Operations   180,237
                                                 -----------

NET INCOME                                      $   191,286
                                                 ===========

NET INCOME ALLOCATED:
   General Partners                             $     1,913
   Limited Partners                                 189,373
                                                 -----------
                                                $   191,286
                                                 ===========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                        $       .58
   Discontinued Operations                             9.41
                                                 -----------
          Total                                 $      9.99
                                                 ===========
Weighted Average Units Outstanding                   18,957
                                                 ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2007





CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                  $   191,286

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                   22,302
     Gain on Sale of Real Estate                   (81,765)
     Increase in Payable to
        AEI Fund Management, Inc.                   25,120
     Decrease in Unearned Rent                     (31,543)
                                                -----------
        Total Adjustments                          (65,886)
                                                -----------
        Net Cash Provided By
            Operating Activities                   125,400
                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate               618,294
                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable            (2,568,482)
   Distributions to Partners                      (148,454)
                                                -----------
        Net Cash Used For
            Financing Activities                (2,716,936)
                                                -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                         (1,973,242)

CASH AND CASH EQUIVALENTS, beginning of period   3,208,225
                                                -----------
CASH AND CASH EQUIVALENTS, end of period       $ 1,234,983
                                                ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
            FOR THE THREE MONTHS ENDED MARCH 31, 2007




                                                                 Limited
                                                               Partnership
                             General     Limited                  Units
                             Partners    Partners    Total     Outstanding


BALANCE, December 31, 2006  $ 15,006   $4,501,863  $4,516,869    18,957.13

  Distributions               (1,484)    (146,970)   (148,454)

  Net Income                   1,913      189,373     191,286
                             --------   ----------  -----------  ----------
BALANCE, March 31, 2007     $ 15,435   $4,544,266  $ 4,559,701   18,957.13
                             ========   ==========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2008

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Real Estate Fund XVIII Limited Partnership ("Partnership") was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVIII, Inc. ("AFM"), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. ("AEI"), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

     Financial Statement Presentation

       Because liquidation was anticipated, the Partnership changed its basis of accounting after September 30, 2007, from the going concern basis to the liquidation basis. Effective October 1, 2007, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

(3)  Reclassification -

     Certain items related to discontinued operations in the prior period's financial statements have been reclassified to conform to 2008 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2007, the estimated real estate values were based upon comparable sales of similar properties, a subsequent sale of one property and a signed purchase agreement for one property. The adjustment increased Investments in Real Estate by $2,529,841. At March 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

(5)  Payable to AEI Fund Management, Inc. -

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations -

     During the first nine months of 2007, the Partnership sold 38.8529% of the Eckerd drug store in Auburn, New York, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,947,905, which resulted in a net gain of $252,126. The cost and related accumulated depreciation of the interests sold was $1,777,236 and $81,457, respectively. For the three months ended March 31, 2007, the net gain was $81,765.

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

     On January 25, 2008, the Partnership sold the KinderCare daycare center in Westerville, Ohio to an unrelated third party. The Partnership received net sale proceeds of $1,416,396. At the time of sale, the estimated net realizable value was $1,415,000.

     On March 12, 2008, the Partnership sold the KinderCare daycare center in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $1,620,474. At the time of sale, the estimated net realizable value was $1,617,000.

     During the first three months of 2008 and 2007, the Partnership distributed net sale proceeds of $2,914,115 and $16,631 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $152.18 and $0.87 per Limited Partnership Unit, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2007, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipate the liquidation of the Partnership during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates may cause material changes in the net assets in liquidation.

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

Results of Operations

        For the three months ended March 31, 2008 and 2007, while in the operating and liquidation phases, the Partnership recognized rental income of $64,427 and $159,857, respectively. In 2008, rental income decreased mainly as a result of property sales. During the same periods, the Partnership recognized interest income of $15,076 and $11,049, respectively. In 2008, interest income was higher due to the Partnership having more money invested in a money market account due to property sales.

        For the three months ended March 31, 2008 and 2007, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $23,746 and $29,334, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,103 and $9,749, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. The increase in these expenses in 2008, when compared to 2007, is the result of expenses incurred in 2008 related to the KinderCare daycare center in Blue Springs, Missouri.

        At March 31, 2008, the Partnership recognized adjustments of estimated values of ($5,845,265) resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

       During the three months ended March 31, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $2,909,245 as a result of distributions of net sale proceeds to the Partners. During the three months ended March 31, 2007, while in the operating phase, the Partnership's cash balances decreased $1,973,242 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

       During the first nine months of 2007, the Partnership sold 38.8529% of the Eckerd drug store in Auburn, New York, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,947,905, which resulted in a net gain of $252,126. The cost and related accumulated depreciation of the interests sold was $1,777,236 and $81,457, respectively. For the three months ended March 31, 2007, the net gain was $81,765.

        During the fourth quarter of 2007, the Partnership sold its remaining 4.2781% interest in the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of $212,731. The cost and related accumulated depreciation of the interest sold was $195,691 and $8,969, respectively.

        On January 25, 2008, the Partnership sold the KinderCare daycare center in Westerville, Ohio to an unrelated third party. The Partnership received net sale proceeds of $1,416,396. At the time of sale, the estimated net realizable value was $1,415,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On March 12, 2008, the Partnership sold the KinderCare daycare center in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $1,620,474. At the time of sale, the estimated net realizable value was $1,617,000.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the three months ended March 31, 2008 and 2007, the Partnership declared distributions of $2,946,769 and $148,454, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,917,302 and $146,970 and the General Partners received distributions of $29,467 and $1,484 for the periods, respectively. In March 2008, the Partnership declared a special distribution of net sale proceeds of $2,828,283.

        During the first three months of 2008 and 2007, the Partnership distributed net sale proceeds of $2,914,115 and $16,631 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $152.18 and $0.87 per Limited Partnership Unit, respectively.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

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

ITEM 4T. CONTROLS AND PROCEDURES.  (Continued)

       (b)  Changes in Internal Control Over Financial Reporting.

        During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.RISK FACTORS.

       Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6.EXHIBITS.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


Dated:  May 9, 2008         AEI Real Estate Fund XVIII
                            Limited Partnership
                            By:  AEI Fund Management  XVIII, Inc.
                            Its: Managing General Partner



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