Form 10-Q
period 2008-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2008-08-14
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2008

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

                              INDEX

Part I - Financial Information

 Item 1. Financial Statements:

         Statement of Net Assets Available for Liquidation as of June 30, 2008 and December 31, 2007

         Statement of Liquidating Activities for the Periods ended June 30, 2008

         Statements for the Periods ended June 30, 2007:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits

          Signatures

          AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2008 AND DECEMBER 31, 2007




                                                  2008           2007

ASSETS:
  Cash and Cash Equivalents                  $   882,522     $   904,400
  Receivables                                      6,500           6,500
  Investments in Real Estate                   1,624,400       4,656,400
                                              -----------     -----------
          Total Assets                         2,513,422       5,567,300
                                              -----------     -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.             6,659          24,536
  Distributions Payable                           59,092         115,890
  Unearned Rent                                    1,904          21,945
                                              -----------     -----------
          Total Liabilities                       67,655         162,371
                                              -----------     -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 18,957 Limited Partnership
  Units outstanding                          $ 2,445,767     $ 5,404,929
                                              ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIODS ENDED JUNE 30, 2008



                                             Three Months     Six Months
                                                 Ended          Ended

SOURCES OF ADDITIONAL CASH:
   Rent                                    $    25,949     $    70,335
  Interest Income                                4,168          19,244
  Proceeds from Sale of Real Estate             15,560       3,052,430
                                            -----------     -----------
      Total Sources of Additional Cash          45,677       3,142,009
                                            -----------     -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates       15,668          39,414
  Partnership Administration and Property
     Management - Unrelated Parties             43,736          61,814
  Distributions to Partners                  2,944,171       3,062,659
                                            -----------     -----------
      Total Uses of Additional Cash          3,003,575       3,163,887
                                            -----------     -----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS                       (2,957,898)        (21,878)
                                            -----------     -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Payable to AEI Fund Management, Inc.       22,902          17,877
     Distributions Payable                   2,885,079          56,798
     Unearned Rent                                   0          20,041
     Net Realizable Value of Real Estate Sold        0      (3,032,000)
                                            -----------     -----------
      Total Adjustment of Estimated Values   2,907,981      (2,937,284)
                                            -----------     -----------

DECREASE IN NET ASSETS IN LIQUIDATION          (49,917)     (2,959,162)

BEGINNING NET ASSETS IN LIQUIDATION          2,495,684       5,404,929
                                            -----------     -----------
ENDING NET ASSETS IN LIQUIDATION           $ 2,445,767     $ 2,445,767
                                            ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED JUNE 30, 2007



                                              Three Months      Six Months
                                                  Ended           Ended

INTEREST INCOME                                 $  17,681       $  28,730

INCOME FROM DISCONTINUED OPERATIONS:
   Rental Income                                  149,139         308,996
   Partnership Administration - Affiliates        (26,168)        (55,502)
   Partnership Administration and Property
      Management - Unrelated Parties              (10,953)        (20,702)
   Depreciation                                   (22,302)        (44,604)
   Gain on Sale of Real Estate                    113,324         195,089
                                                 ---------       ---------
     Total Income from Discontinued Operations    203,040         383,277
                                                 ---------       ---------

NET INCOME                                      $ 220,721       $ 412,007
                                                 =========       =========

NET INCOME ALLOCATED:
   General Partners                             $   2,207       $   4,120
   Limited Partners                               218,514         407,887
                                                 ---------       ---------
                                                $ 220,721       $ 412,007
                                                 =========       =========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                        $    0.92       $    1.50
   Discontinued Operations                          10.61           20.02
                                                 ---------       ---------
        Total                                   $   11.53       $   21.52
                                                 =========       =========
Weighted Average Units Outstanding                 18,957          18,957
                                                 =========       =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2007





CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $   412,007

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                             44,604
     Gain on Sale of Real Estate                            (195,089)
     Increase in Payable to
        AEI Fund Management, Inc.                             65,495
     Decrease in Unearned Rent                                (8,006)
                                                          ------------
        Total Adjustments                                    (92,996)
                                                          ------------
        Net Cash Provided By
           Operating Activities                              319,011
                                                          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                       1,490,419
                                                          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                      (2,568,454)
   Distributions to Partners                                (296,937)
                                                          ------------
        Net Cash Used For
           Financing Activities                           (2,865,391)
                                                          ------------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                   (1,055,961)

CASH AND CASH EQUIVALENTS, beginning of period             3,208,225
                                                          ------------
CASH AND CASH EQUIVALENTS, end of period                 $ 2,152,264
                                                          ============


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30




                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2006  $ 15,006   $4,501,863   $4,516,869    18,957.13

  Distributions               (2,970)    (293,967)    (296,937)

  Net Income                   4,120      407,887      412,007
                             --------   ----------   ----------  -----------
BALANCE, June 30, 2007      $ 16,156   $4,615,783   $4,631,939    18,957.13
                             ========   ==========   ==========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2008

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In the third quarter of 2008, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2008, the Partnership anticipates liquidation to occur by December 31, 2008.

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

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2007, the estimated real estate values were based upon comparable sales of similar properties, a subsequent sale of one property and a signed purchase agreement for one property. The adjustment increased Investments in Real Estate by $2,529,841. At June 30, 2008, the estimated real estate values were based upon comparable sales of similar properties and a signed purchase agreement for one property. It is reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

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



         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations -

     During the first nine months of 2007, the Partnership sold 38.8529% of the Eckerd drug store in Auburn, New York, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,947,905, which resulted in a net gain of $252,126. The cost and related accumulated depreciation of the interests sold was $1,777,236 and $81,457, respectively. For the six months ended June 30, 2007, the net gain was $195,089.

     During the fourth quarter of 2007, the Partnership sold its remaining 4.2781% interest in the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of $212,731. The cost and related accumulated depreciation of the interest sold was $195,691 and $8,969, respectively.

     On June 30, 2007, the Lease term expired for the KinderCare daycare center in Blue Springs, Missouri. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership listed the property for sale with a real estate broker in the Blue Springs area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property.

     Subsequent to June 30, 2008, the Partnership sold the KinderCare daycare center in Blue Springs, Missouri to an unrelated third party. The Partnership received net sale proceeds of approximately $550,000. At the time of sale, the estimated net realizable value was $550,000.

     On January 25, 2008, the Partnership sold the KinderCare daycare center in Westerville, Ohio to an unrelated third party. The Partnership received net sale proceeds of $1,423,596. At the time of sale, the estimated net realizable value was $1,415,000.

     On March 12, 2008, the Partnership sold the KinderCare daycare center in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $1,628,834. At the time of sale, the estimated net realizable value was $1,617,000.

     During the first six months of 2008 and 2007, the Partnership distributed net sale proceeds of $2,973,207 and $35,415 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $155.27 and $1.85 per Limited Partnership Unit, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

       Effective October 1, 2007, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipate the liquidation of the Partnership during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At June 30, 2008, the estimated real estate values were based upon comparable sales of similar properties and a signed purchase agreement for one property. Any changes in these estimates may cause material changes in the net assets in liquidation.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the six months ended June 30, 2008 and 2007, while in the operating and liquidation phases, the Partnership recognized rental income of $90,376 and $194,008, respectively. In 2008, rental income decreased mainly as a result of property sales. During the same periods, the Partnership recognized interest income of $19,244 and $28,730, respectively. Interest income decreased mainly due to lower money market rates in 2008, when compared to the same period in 2007.

        For the six months ended June 30, 2008 and 2007, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $39,414 and $55,502, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $43,937 and $18,155, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. The increase in these expenses in 2008, when compared to 2007, is the result of expenses incurred in 2008 related to the KinderCare daycare center in Blue Springs, Missouri.

        At June 30, 2008, the Partnership recognized adjustments of estimated values of ($2,937,284) resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       In the third quarter of 2008, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the
Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2008, the Partnership anticipates liquidation to occur by December 31, 2008.

        During the six months ended June 30, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $2,959,162 as a result of distributions of net sale proceeds to the Partners. During the six months ended June 30, 2007, while in the operating phase, the Partnership's cash balances decreased $1,055,961 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

       During the first nine months of 2007, the Partnership sold 38.8529% of the Eckerd drug store in Auburn, New York, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,947,905, which resulted in a net gain of $252,126. The cost and related accumulated depreciation of the interests sold was $1,777,236 and $81,457, respectively. For the six months ended June 30, 2007, the net gain was $195,089.

        During the fourth quarter of 2007, the Partnership sold its remaining 4.2781% interest in the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of $212,731. The cost and related accumulated depreciation of the interest sold was $195,691 and $8,969, respectively.

        On June 30, 2007, the Lease term expired for the KinderCare daycare center in Blue Springs, Missouri. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The
Partnership listed the property for sale with a real estate broker in the Blue Springs area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property.

        Subsequent to June 30, 2008, the Partnership sold the KinderCare daycare center in Blue Springs, Missouri to an unrelated third party. The Partnership received net sale proceeds of approximately $550,000. At the time of sale, the estimated net realizable value was $550,000.

        On January 25, 2008, the Partnership sold the KinderCare daycare center in Westerville, Ohio to an unrelated third party. The Partnership received net sale proceeds of $1,423,596. At the time of sale, the estimated net realizable value was $1,415,000.

        On March 12, 2008, the Partnership sold the KinderCare daycare center in Columbus, Ohio to an unrelated third party. The Partnership received net sale proceeds of $1,628,834. At the time of sale, the estimated net realizable value was $1,617,000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the six months ended June 30, 2008 and 2007, the Partnership declared distributions of $3,005,861 and $296,937, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,975,803 and $293,967 and the General Partners received distributions of $30,058 and $2,970 for the periods, respectively. In March 2008, the Partnership declared a special distribution of net sale proceeds of $2,828,283.

        During the first six months of 2008 and 2007, the Partnership distributed net sale proceeds of $2,973,207 and $35,415 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $155.27 and $1.85 per Limited Partnership Unit, respectively.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

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

ITEM 1A. RISK FACTORS.

       Not applicable.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.OTHER INFORMATION.

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS.

    10.1 Purchase Agreement dated June 13, 2008 between the Partnership and Norfleet, LLC relating to the Property at 2100 North Highway 7, Blue Springs, Missouri (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 29,
    2008).

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


Dated:  August 8, 2008        AEI Real Estate Fund XVIII
                              Limited Partnership
                               By:   AEI  Fund Management XVIII, Inc.
                              Its: Managing General Partner



                              By: /s/Robert P Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)