Form 10-Q
period 2008-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2008-11-13
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2008

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

                              INDEX

Part I - Financial Information

 Item 1.Financial Statements:

        Statement of Net Assets Available for Liquidation as of September 30, 2008 and December 31, 2007

        Statement of Liquidating Activities for the Periods ended September 30, 2008

        Statements for the Periods ended September 30, 2007:

           Income

           Cash Flows

           Changes in Partners' Capital

        Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
            SEPTEMBER 30, 2008 AND DECEMBER 31, 2007




                                                   2008           2007

ASSETS:
  Cash and Cash Equivalents                    $ 1,392,312    $   904,400
  Receivables                                        6,500          6,500
  Investments in Real Estate                     1,074,400      4,656,400
                                                -----------    -----------
          Total Assets                           2,473,212      5,567,300
                                                -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.              11,538         24,536
  Distributions Payable                            564,136        115,890
  Unearned Rent                                      1,820         21,945
                                                -----------    -----------
          Total Liabilities                        577,494        162,371
                                                -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 18,957 Limited Partnership
  Units outstanding                            $ 1,895,718    $ 5,404,929
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
            FOR THE PERIODS ENDED SEPTEMBER 30, 2008



                                             Three Months     Nine Months
                                                 Ended           Ended

SOURCES OF ADDITIONAL CASH:
  Rent                                       $    26,019      $    96,354
  Interest Income                                  6,331           25,575
  Proceeds from Sale of Real Estate              549,943        3,602,373
                                              -----------      -----------
      Total Sources of Additional Cash           582,293        3,724,302
                                              -----------      -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates         13,411           52,825
  Partnership Administration and Property
     Management - Unrelated Parties                    0           61,814
  Distributions to Partners                       59,092        3,121,751
                                              -----------      -----------
      Total Uses of Additional Cash               72,503        3,236,390
                                              -----------      -----------
INCREASE IN NET ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS                            509,790          487,912
                                              -----------      -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
   Payable to AEI Fund Management, Inc.           (4,879)          12,998
   Distributions Payable                        (505,044)        (448,246)
   Unearned Rent                                      84           20,125
   Net Realizable Value of Real Estate Sold     (550,000)      (3,582,000)
                                              -----------      -----------
       Total Adjustment of Estimated Values   (1,059,839)      (3,997,123)
                                              -----------      -----------

DECREASE IN NET ASSETS IN LIQUIDATION           (550,049)      (3,509,211)

BEGINNING NET ASSETS IN LIQUIDATION            2,445,767        5,404,929
                                              -----------      -----------
ENDING NET ASSETS IN LIQUIDATION             $ 1,895,718      $ 1,895,718
                                              ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
            FOR THE PERIODS ENDED SEPTEMBER 30, 2007



                                               Three Months     Nine Months
                                                   Ended           Ended

INCOME FROM DISCONTINUED OPERATIONS:
   Rental Income                                $ 105,291        $ 414,287
   Partnership Administration - Affiliates        (23,626)         (79,128)
   Partnership Administration and Property
      Management - Unrelated Parties              (20,465)         (41,167)
   Depreciation                                   (17,381)         (61,985)
   Gain on Sale of Real Estate                     57,037          252,126
                                                 ---------        ---------
      Total Income from Discontinued Operations   100,856          484,133
                                                 ---------        ---------
OTHER INCOME:
   Interest Income                                 28,926           57,656
                                                 ---------        ---------
NET INCOME                                      $ 129,782        $ 541,789
                                                 =========        =========

NET INCOME ALLOCATED:
   General Partners                             $   4,984        $   9,104
   Limited Partners                               124,798          532,685
                                                 ---------        ---------
                                                $ 129,782        $ 541,789
                                                 =========        =========

NET INCOME PER LIMITED PARTNERSHIP UNIT         $    6.58        $   28.10
                                                 =========        =========

Weighted Average Units Outstanding                 18,957           18,957
                                                 =========        =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007




CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                           $   541,789

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                            61,985
     Gain on Sale of Real Estate                           (252,126)
     Increase in Receivables                                 (6,500)
     Increase in Payable to
        AEI Fund Management, Inc.                            24,681
     Decrease in Unearned Rent                               (8,464)
                                                         -----------
        Total Adjustments                                  (180,424)
                                                         -----------
        Net Cash Provided By
           Operating Activities                             361,365
                                                         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                      1,947,905
                                                         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                       (851,283)
   Distributions to Partners                             (2,162,591)
                                                         -----------
        Net Cash Used For
           Financing Activities                          (3,013,874)
                                                         -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                    (704,604)

CASH AND CASH EQUIVALENTS, beginning of period            3,208,225
                                                         -----------
CASH AND CASH EQUIVALENTS, end of period                $ 2,503,621
                                                         ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30




                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2006  $ 15,006   $ 4,501,863  $ 4,516,869   18,957.13

  Distributions              (21,626)   (2,140,965)  (2,162,591)

  Net Income                   9,104       532,685      541,789
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2007 $  2,484   $ 2,893,583  $ 2,896,067   18,957.13
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In the fourth quarter of 2008, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2009, the Partnership anticipates liquidation to occur by December 31, 2009.

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

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2007, the estimated real estate values were based upon comparable sales of similar properties, a subsequent sale of one property and a signed purchase agreement for one property. The adjustment increased Investments in Real Estate by $2,529,841. At September 30, 2008, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.


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

     On July 23, 2008, the Partnership sold the KinderCare daycare center in Blue Springs, Missouri to an unrelated third party. The Partnership received net sale proceeds of $549,943. At the time of sale, the estimated net realizable value was $550,000.

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

     During the first nine months of 2008 and 2007, the Partnership distributed net sale proceeds of $3,529,584 and $1,810,943 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $184.33 and $94.58 per Limited Partnership Unit, respectively.

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


ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

       Effective October 1, 2007, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipate the liquidation of the Partnership during 2009. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At September 30, 2008, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates may cause material changes in the net assets in liquidation.


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

Results of Operations

        For the nine months ended September 30, 2008 and 2007, while in the liquidation and operating phases, the Partnership recognized rental income of $116,479 and $414,287, respectively. In 2008, rental income decreased mainly as a result of property sales. During the same periods, the Partnership recognized interest income of $25,575 and $57,656, respectively. Interest income decreased mainly due to lower money market rates in 2008, when compared to the same period in 2007.

        For the nine months ended September 30, 2008 and 2007, while in the liquidation and operating phases, the Partnership incurred Partnership administration expenses from affiliated parties of $53,002 and $79,128, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $48,639 and $41,167, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. The increase in these expenses in 2008, when compared to 2007, is the result of expenses incurred in 2008 related to the KinderCare daycare center in Blue Springs, Missouri.

         At September 30, 2008, the Partnership recognized adjustments of estimated values of ($3,997,123) resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        In the fourth quarter of 2008, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2009, the Partnership anticipates liquidation to occur by December 31, 2009.

        During the nine months ended September 30, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $3,509,211 as a result of distributions of net sale proceeds to the Partners. During the nine months ended September 30, 2007, while in the operating phase, the Partnership's cash balances decreased $704,604 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

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

        On July 23, 2008, the Partnership sold the KinderCare daycare center in Blue Springs, Missouri to an unrelated third party. The Partnership received net sale proceeds of $549,943. At the time of sale, the estimated net realizable value was $550,000.

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

       For the nine months ended September 30, 2008 and 2007, the Partnership declared distributions of $3,569,997 and $2,162,591, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $3,534,297 and $2,140,965 and the General Partners received distributions of $35,700 and $21,626 for the periods, respectively. In September 2007, the Partnership declared a special distribution of net sale proceeds of $1,717,172. In March and September 2008, the Partnership declared special distributions of net sale proceeds of $2,828,283 and $505,051, respectively, which resulted in higher distributions in 2008.

        During the first nine months of 2008 and 2007, the Partnership distributed net sale proceeds of $3,529,584 and $1,810,943 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $184.33 and $94.58 per Limited Partnership Unit, respectively.

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


Dated:  November 7, 2008      AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



                              By: ROBERT P JOHNSON
                                  ROBERT P JOHNSON
                                  President
                                  (Principal Executive Officer)



                              By: PATRICK W KEENE
                                  PATRICK W KEENE
                                  Chief Financial Officer
                                  (Principal Accounting Officer)