Form 10KSB/A
period 2007-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2008-12-31
CIK 840459

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

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  Yes    No[X]

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

Transitional Small Business Disclosure Format:     Yes    No  [X]



EXPLANATORY NOTE

The filing is being amended solely to file certifications in the exact form as outlined in Item 601(b)(31) of Regulation S-B.


ITEM 13.  EXHIBITS.

    3.1 Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration
    Statement on Form S-11 filed September 26, 1988 [File No. 33-
    24419]).

    3.2    Limited   Partnership   Agreement   (incorporated   by
    reference  to  Exhibit  3.2 of the registrant's  Registration
    Statement on Form S-11 filed September 26, 1988 [File No. 33-
    24419]).

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


                            AEI REAL ESTATE FUND XVIII
                            Limited Partnership
                            By: AEI Fund Management XVIII, Inc.
                                Its Managing General Partner


December 30, 2008           By:  ROBERT P JOHNSON
                                 Robert P. Johnson, President and Director
                                 (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                            Date


ROBERT P JOHNSON   President (Principal Executive  Officer) December 30, 2008
Robert P. Johnson  and Sole Director of Managing General
                   Partner

PATRICK W KEENE    Chief Financial Officer  and  Treasurer  December 30, 2008
Patrick W. Keene   (Principal Accounting Officer)