Form 10-K
period 2008-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2009-03-30
CIK 840459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class         Name of each exchange on which registered
           None                               None

Securities registered pursuant to Section 12(g) of the Act:
                      Limited Partnership Units
                         (Title of class)

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes    No [X]

Indicate by check mark if the registrant is not required to  file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.  Yes    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer           Accelerated filer
   Non-accelerated  filer            Smaller  reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined  in  Rule 12b-2 of the  Act).   Yes     No [X]

As of June 30, 2008, there were 18,952.133 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $18,952,133.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.

                             PART I

ITEM 1.   BUSINESS.

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

       In January 2009, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On February 24, 2009, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2009, the Partnership anticipates liquidation to occur by December 31, 2009.

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

ITEM 1.   BUSINESS.  (Continued)

Property Activity During the Last Three Years

        Prior to the second quarter of 2005, the Partnership sold some of its properties and reinvested the proceeds from such sales in additional properties. In the second quarter of 2005, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties and to distribute sales proceeds to the Partners going forward. As of December 31, 2005, the Partnership owned a significant interest in nine properties and a minor interest in four properties with a total original cost of $12,280,290, including acquisition expenses. During the years ended December 31, 2006, 2007 and 2008, the Partnership sold eight property interests and received net sale proceeds of $7,344,828, $2,160,636 and $3,602,373, respectively. As of December 31, 2008, the Partnership owned a significant interest in one property and a minor interest in four properties with a total original cost of $788,987 and a total net realizable value of $1,074,400.

Major Tenants

        During 2008, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 89% of total rental revenue in 2008. With the planned liquidation of the Partnership, the major tenant information will no longer be applicable.

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

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

       Not required for a smaller reporting company.

ITEM 2.   PROPERTIES.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2008.

                         Total Property                Annual
             Purchase     Acquisition                   Lease     Annual Rent
Property       Date          Costs        Tenant       Payment    Per Sq. Ft.

Taco Cabana Restaurant
 San Antonio, TX                        Texas Taco
 (9.3699%)    7/19/91      $107,933     Cabana L.P.    $21,840      $52.09

Tractor Supply
 Company Store
 Bristol, VA                          Tractor Supply
 (7.5158%)    4/10/96      $ 96,765    Company, Inc.   $12,725      $ 9.03

ITEM 2.   PROPERTIES.  (Continued)

                         Total Property                Annual
             Purchase     Acquisition                   Lease     Annual Rent
Property       Date          Costs        Tenant       Payment    Per Sq. Ft.

Champps Americana
 Restaurant                              Champps
 Columbus, OH                           Operating
 (.5061%)     8/29/96      $ 12,984    Corporation     $ 1,875      $45.35

Fuddruckers Restaurant
 Thornton, CO
 (.7606%)    7/30/97       $ 10,693  Fuddruckers, Inc. $ 1,386      $36.61

Tumbleweed Restaurant
 Chillicothe, OH                        Tumbleweed,
 (43.9634%) 11/20/98       $560,612        Inc.        $68,256      $28.31

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

        The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

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

        At December 31, 2008, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2008, there were 1,389 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $36,215 and $22,811 were made to the General Partners and $3,585,294 and $2,258,269 were made to the Limited Partners for 2008 and 2007, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $3,538,488 and $1,839,352 in 2008 and 2007, respectively. The distributions  reduced  the  Limited Partners'  Adjusted  Capital
Contributions.

       (b) Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner. The purchase price of the Units is equal to 90% of the net asset value per Unit as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership are redeemed at the purchase price established for the quarter in which the Partnership received a notice at least 60 days prior to the repurchase dates of January 1st, April 1st, July 1st and October 1st subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the
Partnership. During the last three months of 2008, the Partnership did not purchase any Units.

ITEM 6.   SELECTED FINANCIAL DATA.

       Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        Effective October 1, 2007, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipated the liquidation of the Partnership during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates may cause material changes in the net assets in liquidation.

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

Results of Operations

        For the years ended December 31, 2008 and 2007, while in the liquidation and operating phases, the Partnership recognized rental income of $142,776 and $514,737, respectively. In 2008, rental income decreased mainly as a result of property sales. During the same periods, the Partnership recognized interest income of $28,783 and $67,073, respectively. Interest income decreased mainly due to lower money market rates in 2008, when compared to 2007.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2008 and 2007, while in the liquidation and operating phases, the Partnership incurred Partnership administration expenses from affiliated parties of $66,555 and $99,887, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $51,224 and $58,774, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At December 31, 2008 and 2007, the Partnership recognized adjustments of estimated values of ($3,483,316) and $4,108,083, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

         Management believes inflation has not significantly affected income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

       In January 2009, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On February 24, 2009, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2009, the Partnership anticipates liquidation to occur by December 31, 2009.

        During the year ended December 31, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $3,553,856 as a result of distributions of net sale proceeds to the Partners. During the period from October 1, 2007 to December 31, 2007, while in the liquidation phase, the Partnership's Net Assets in Liquidation increased $2,508,862 mainly as a result of the adjustment to increase Investments in Real Estate from their historical bases to their estimated net realizable value. During the period from January 1, 2007 to
September 30, 2007, while in the operating phase, the Partnership's cash balances decreased $704,604 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the years ended December 31, 2008 and 2007, the Partnership declared distributions of $3,621,509 and $2,281,080, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $3,585,294 and $2,258,269 and the General Partners received distributions of $36,215 and $22,811 for the years, respectively. In September 2007, the Partnership declared a special distribution of net sale proceeds of $1,717,172. In March and September 2008, the Partnership declared special distributions of net sale proceeds of $2,828,283 and $505,051, respectively, which resulted in higher distributions in 2008.

       During 2008 and 2007, the Partnership distributed net sale proceeds of $3,574,230 and $1,857,931 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $186.66 and $97.03 per Limited Partnership Unit, respectively.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The continuing rent payments from the properties, together with the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations.

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate companies. However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate companies. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows. If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

        Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. These conditions may make it more difficult for the Partnership to sell its remaining properties at acceptable prices, which it must do in order to complete its liquidation.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See accompanying index to financial statements.






         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS





Report of Independent Registered Public Accounting Firm              13

Statement of Net Assets Available for Liquidation at December 31,
 2008 and 2007                                                       14

Statement of Liquidating Activities for the Year Ended December
31, 2008 and for the Period from October 1, 2007 to December 31,
2007                                                                 15

Statements for the Period From January 1, 2007 to
September 30, 2007

     Income                                                          16

     Cash Flows                                                      17

     Changes in Partners' Capital                                    18

Notes to Financial Statements                                   19 - 28


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota

      We have audited the accompanying statements of net assets available for liquidation of AEI Real Estate Fund XVIII Limited Partnership (a Minnesota limited partnership) as of December 31, 2008 and 2007, and the related statements of income, cash flows and changes in partners' capital for the period from January 1, 2007 to September 30, 2007. We also have audited the related statement of liquidating activities for the year ended December 31, 2008 and for the period from October 1, 2007 to December 31, 2007. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in the Notes to the financial statements, the General Partners of AEI Real Estate Fund XVIII Limited Partnership anticipate the liquidation of the Partnership during 2009. Because liquidation was imminent, the Partnership changed its basis of accounting after September 30, 2007, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AEI Real Estate Fund XVIII Limited Partnership for the period from January 1, 2007 to September 30, 2007, the net assets available for liquidation as of December 31, 2008 and 2007, and the statement of liquidating activities for the year ended December 31, 2008 and for the period from October 1, 2007 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.



                          /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                     Certified Public Accountants

Minneapolis, Minnesota
March 26, 2009

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
                   DECEMBER 31, 2008 AND 2007



                                                     2008            2007

ASSETS:
  Cash                                          $   833,860      $   904,400
  Receivables                                             0            6,500
  Investments in Real Estate                      1,074,400        4,656,400
                                                 -----------      -----------
          Total Assets                            1,908,260        5,567,300
                                                 -----------      -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                5,675           24,536
  Distributions Payable                              51,512          115,890
  Unearned Rent                                           0           21,945
                                                 -----------      -----------
          Total Liabilities                          57,187          162,371
                                                 -----------      -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 18,957 Limited Partnership
  Units outstanding                             $ 1,851,073      $ 5,404,929
                                                 ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
        FOR THE YEAR ENDED DECEMBER 31, 2008 AND FOR THE
        PERIOD FROM OCTOBER 1, 2007 TO DECEMBER 31, 2007

                                                      2008          2007

SOURCES OF ADDITIONAL CASH:
  Rent                                            $   120,831    $    97,617
  Interest Income                                      28,783          9,417
  Proceeds from Sale of Real Estate                 3,602,373        212,731
                                                   -----------    -----------
      Total Sources of Additional Cash              3,751,987        319,765
                                                   -----------    -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates              66,555         20,759
  Partnership Administration and Property
     Management - Unrelated Parties                    70,085         33,231
  Distributions Paid to Partners                    3,685,887      1,864,996
                                                   -----------    -----------
      Total Uses of Additional Cash                 3,822,527      1,918,986
                                                   -----------    -----------
DECREASE IN NET ASSETS IN LIQUIDATION
  BEFORE ADJUSTMENTS                                  (70,540)    (1,599,221)
                                                   -----------    -----------

ADJUSTMENTS OF ESTIMATED VALUES:
  Increase in Net Realizable values of:
     Receivables                                       (6,500)             0
     Real Estate                                            0      2,529,841
     Payable to AEI Fund Management, Inc.              18,861         15,624
     Distributions Payable                             64,378      1,746,507
     Unearned Rent                                     21,945          2,833
     Net Realizable Value of Real Estate Sold      (3,582,000)      (186,722)
                                                   -----------    -----------
       Total Adjustment of Estimated Values        (3,483,316)     4,108,083
                                                   -----------    -----------

INCREASE (DECREASE) IN
 NET ASSETS IN LIQUIDATION                         (3,553,856)     2,508,862

BEGINNING NET ASSETS IN LIQUIDATION                 5,404,929      2,896,067
                                                   -----------    -----------
ENDING NET ASSETS IN LIQUIDATION                  $ 1,851,073    $ 5,404,929
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
    FOR THE PERIOD FROM JANUARY 1, 2007 TO SEPTEMBER 30, 2007




INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                             $   414,287
  Partnership Administration - Affiliates                       (79,128)
  Partnership Administration and Property
     Management - Unrelated Parties                             (41,167)
  Depreciation                                                  (61,985)
  Gain on Sale of Real Estate                                   252,126
                                                             -----------
         Total Income from Discontinued Operations              484,133
                                                             -----------
OTHER INCOME:
   Interest Income                                               57,656
                                                             -----------
NET INCOME                                                  $   541,789
                                                             ===========

NET INCOME ALLOCATED:
  General Partners                                          $     9,104
  Limited Partners                                              532,685
                                                             -----------
                                                            $   541,789
                                                             ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT                     $     28.10
                                                             ===========

Weighted Average Units Outstanding                               18,957
                                                             ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
    FOR THE PERIOD FROM JANUARY 1, 2007 TO SEPTEMBER 30, 2007



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $   541,789

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                                61,985
     Gain on Sale of Real Estate                               (252,126)
     Increase in Receivables                                     (6,500)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                                24,681
     Decrease in Unearned Rent                                   (8,464)
                                                             -----------
       Total Adjustments                                       (180,424)
                                                             -----------
       Net Cash Provided By
           Operating Activities                                 361,365
                                                             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                           1,947,905
                                                             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                             (3,013,874)
                                                             -----------

NET DECREASE IN CASH                                           (704,604)

CASH, beginning of period                                     3,208,225
                                                             -----------
CASH, end of period                                         $ 2,503,621
                                                             ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
    FOR THE PERIOD FROM JANUARY 1, 2007 TO SEPTEMBER 30, 2007


                                                                   Limited
                                                                  Partnership
                              General      Limited                  Units
                              Partners     Partners     Total    Outstanding


BALANCE, December 31, 2006   $ 15,006    $4,501,863  $4,516,869    18,957.13

   Distributions Declared     (21,626)   (2,140,965) (2,162,591)

   Net Income                   9,104       532,685     541,789
                              --------    ----------  ----------  -----------
BALANCE, September 30, 2007  $  2,484    $2,893,583  $2,896,067    18,957.13
                              ========    ==========  ==========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(1)  Organization -

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     In January 2009, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On February 24, 2009, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2009, the Partnership anticipates liquidation to occur by December 31, 2009.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies -

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited in one financial institution and at times during the year it may exceed
       FDIC insurance limits.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     Real Estate

       The Partnership's real estate is leased under triple net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

       Real estate is recorded at estimated net realizable value at December 31, 2008 and 2007. Through September 30, 2007, the Partnership compared the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2008 and 2007.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 43.9634% interest in a Tumbleweed restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, and an unrelated third party. The Partnership owned a 50% interest in an Eckerd drug store. AEI Net Lease Income & Growth Fund XIX Limited Partnership owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2007 and 2008.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                         Total Incurred by the Partnership
                                          for the Years Ended December 31

                                                           2008        2007
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  with the Limited Partners.                            $  66,555  $  99,887
                                                         ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside  audit  costs,  taxes, insurance and other
  property  costs.                                      $  51,224  $  58,774
                                                         ========   ========
c.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                            $  54,473  $ 112,639
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

     The Partnership's properties are commercial, single-tenant buildings. The Taco Cabana restaurant in San Antonio, Texas was constructed in 1984, renovated in 1991 and acquired by the Partnership after the renovation. The Tractor Supply Company store and Champps Americana restaurant were constructed and acquired in 1996. The Fuddruckers restaurant was constructed and acquired in 1997. The Tumbleweed restaurant was constructed and acquired in 1998. There have been no costs capitalized as improvements subsequent to the acquisitions.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2007, the estimated real estate values were based upon comparable sales of similar properties, a subsequent sale of one property and a signed purchase agreement for one property. The adjustment increased Investments in Real Estate by $2,529,841. At December 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

     The historical cost and related accumulated depreciation and
     estimated  net  realizable  values  of  the  properties   at
     December 31, 2008 are as follows:

                            Historical Cost Basis            Liquidation Basis
                          Buildings and           Accumulated   Net Realizable
Property             Land   Equipment     Total   Depreciation     Value

Taco Cabana,
 San Antonio, TX  $  61,004 $  46,929 $ 107,933   $ 25,041     $  176,000
Tractor Supply Company,
 Bristol, VA         31,092    65,673    96,765     26,758        125,000
Champps Americana,
 Columbus, OH         4,373     8,611    12,984      3,352         18,000
Fuddruckers,
 Thornton, CO         3,383     7,310    10,693      2,572         15,400
Tumbleweed,
 Chillicothe, OH    229,387   331,225   560,612    104,814        740,000
                   --------  --------  --------   --------      ---------
                  $ 329,239 $ 459,748 $ 788,987  $ 162,537     $1,074,400
                   ========  ========  ========   ========      =========

     The Partnership owns a 9.3699% interest in a Taco Cabana restaurant in San Antonio, Texas, a 7.5158% interest in a Tractor Supply Company store, a .5061% interest in a Champps Americana restaurant and a .7606% interest in a Fuddruckers restaurant. The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     During the first nine months of 2007, the Partnership sold 38.8529% of the Eckerd drug store in Auburn, New York, in nine separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,947,905, which resulted in a net gain of $252,126. The cost and related accumulated depreciation of the interests sold was $1,777,236 and $81,457, respectively.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     During the fourth quarter of 2007, the Partnership sold its remaining 4.2781% interest in the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received net sale proceeds of $212,731. The cost and related accumulated depreciation of the interest sold was $195,691 and $8,969, respectively.

     On June 30, 2007, the Lease term expired for the KinderCare daycare center in Blue Springs, Missouri. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. The Partnership listed the property for sale with a real estate broker in the Blue Springs area. While the property was vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property.

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

     During 2008 and 2007, the Partnership distributed net sale proceeds of $3,574,230 and $1,857,931 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $186.66 and $97.03 per Limited Partnership Unit, respectively.

     For properties owned as of December 31, 2008, the minimum future rent payments required by the leases are as follows:

                       2009           $  106,245
                       2010               97,680
                       2011               84,257
                       2012               71,517
                       2013               65,829
                       Thereafter          9,967
                                       ---------
                                      $  435,495
                                       =========

     There were no contingent rents recognized in 2008 and 2007.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                          Industry           2008        2007

     Tumbleweed, Inc.                  Restaurant      $  67,029  $  65,715
     KinderCare Learning Centers, Inc. Child Care         38,517    346,956
     Texas Taco Cabana L.P.            Restaurant         21,409        N/A
     Eckerd Corporation                Retail                N/A     65,842
                                                        --------   --------
     Aggregate rent revenue of major tenants           $ 126,955  $ 478,513
                                                        ========   ========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                       89%        93%
                                                        ========   ========

(6)  Partners' Capital -

     For  the  years  ended  December  31,  2008  and  2007,  the
     Partnership declared distributions of $3,621,509 and $2,281,080, respectively. The Limited Partners received distributions of $3,585,294 and $2,258,269 and the General Partners received distributions of $36,215 and $22,811 for the years, respectively. The Limited Partners' distributions represent $189.13 and $119.13 per Limited Partnership Unit outstanding using 18,957 weighted average Units in 2008 and 2007.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $3,538,488 and $1,839,352 in 2008 and 2007, respectively.
     The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $54.41 per original $1,000 invested.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(7)  Income Taxes -

     With  the  change in the Partnership's basis  of  accounting from  the  going  concern  basis to the  liquidation  basis, effective October 1, 2007, the Partnership no longer reports
     Net   Income   after  this  date.   The   following   is   a
     reconciliation   of  net  income  for  financial   reporting
     purposes  to income reported for federal income tax purposes for the years ended December 31:
                                                    2008           2007
     Net Income for Financial Reporting
      Purposes - Going Concern Basis            $        0     $  541,789

     Decrease in Net Assets in Liquidation
      Before Adjustment                            (70,540)    (1,599,221)

     Liquidation Basis of Accounting Not
       Recognized  for Tax Reporting Purposes    2,220,083      1,696,731

     Depreciation for Tax Purposes Over
       Depreciation  for Financial Reporting
       Purposes                                    (29,485)       (27,809)

     Income Accrued for Tax Purposes Under
       Income  for  Financial Reporting Purposes   (21,945)       (11,297)

     Gain on Sale of Real Estate for Tax Purposes
       Over (Under) Gain for Financial Reporting
       Purposes                                    (69,730)           632
                                                 ----------     ----------
           Taxable Income to Partners           $2,028,383     $  600,825
                                                 ==========     ==========

     The   following  is  a  reconciliation  of  Net  Assets   in
     Liquidation  for financial reporting purposes  to  Partners'
     Capital  reported  for federal income tax purposes  for  the years ended December 31:
                                                      2008          2007
     Net Assets in Liquidation / Partners'
      Capital for Financial Reporting Purposes  $1,851,073     $5,404,929

     Adjusted Tax Basis of Investments in Real Estate
      Under Net Investments in Real Estate
      for Financial Reporting Purposes            (440,888)    (2,423,564)

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes            0         21,945

     Syndication Costs Treated as Reduction
      of Capital for Financial Reporting
      Purposes                                   3,336,442      3,336,442
                                                 ----------     ----------
            Partners'Capital for Tax
             Reporting Purposes                 $4,746,627     $6,339,752
                                                 ==========     ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9AT.CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


ITEM 9AT.CONTROLS AND PROCEDURES.  (Continued)

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 64, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1988, and has been elected to continue in these positions until December 2009. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 49, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2009. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1987. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2008. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2008 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2009:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2008 and 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2008, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the  General Partners or their Affiliates in connection with  the operation  of  the Fund and its properties for  the  period  from inception through December 31, 2008.
                                                          Amount Incurred
Person or Entity                                           From Inception
 Receiving                    Form and Method         (September 20, 1988) to
Compensation                  of Compensation            December 31, 2008

AEI Securities, Inc.  Selling Commissions equal to 7% of       $2,278,305
                      proceeds plus a 3% nonaccountable
                      expense allowance, most of which
                      was reallowed to Participating
                      Dealers.

General Partners and  Reimbursement at Cost for other          $1,064,137
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all            $  642,892
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for all            $4,351,267
Affiliates            Administrative Expenses attributable
                      to the Fund, including all
                      expenses related to management of the
                      Fund's properties  and  all other
                      transfer   agency, reporting,
                      partner relations and other administrative functions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

                                                          Amount Incurred
Person or Entity                                           From Inception
 Receiving                    Form and Method         (September 20, 1988) to
Compensation                  of Compensation            December 31, 2008

General Partners and  Reimbursement at Cost for all expenses   $1,084,421
Affiliates            related to the disposition of the Fund's
                      properties.

General Partners      1% of Net Cash Flow in any fiscal year   $  268,062
                      until the Limited Partners have received annual, non-cumulative distributions of
                      Net Cash Flow  equal to 10% of their
                      Adjusted Capital Contributions and
                      10% of any remaining Net Cash Flow in such fiscal year.

General Partners      15%  of distributions of Net Proceeds    $  219,779
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2008 and 2007:

     Fee Category                            2008       2007

     Audit Fees                           $   9,800   $  9,850
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $   9,800   $  9,850
                                           =========   ========


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.  (Continued)

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


                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

       (a) (1) A list of the financial statements contained herein is set forth on page 12.

       (a) (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes.

       (a) (3) The Exhibits filed in response to Item 601 of
               Regulation S-K are listed below.

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

    10.1 Net Lease Agreement dated April 13, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 15, 1998).

    10.2 First Amendment to Net Lease Agreement dated November 20, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, Robert P. Johnson and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.70 of Form 10-KSB filed March 30, 1999).


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

    10.3 Purchase Agreement dated December 12, 2007 between the Partnership and Richard Singer and/or Assigns relating to the Property at 1231 Sunbury Road, Westerville, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 31, 2008).

    10.4 Assignment and Assumption of Purchase Agreement dated March 11, 2008 between the Partnership and AEI Real Estate Fund XVII Limited Partnership relating to the Property at
    4885 Cherry Bottom Road, Columbus, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 18, 2008).

    10.5 Purchase Agreement dated June 13, 2008 between the Partnership and Norfleet, LLC relating to the Property at 2100 North Highway 7, Blue Springs, Missouri (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 29,
    2008).

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AEI REAL ESTATE FUND XVIII
                          Limited Partnership
                          By:  AEI Fund Management XVIII, Inc.
                               Its Managing General Partner


March 26, 2009            By: /s/ Robert P Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)

        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                               Date


/s/ Robert P Johnson  President (Principal Executive  Officer)  March 26, 2009
    Robert P. Johnson and Sole Director of Managing General
                      Partner

/s/Patrick W Keene    Chief Financial Officer  and  Treasurer   March 26, 2009
   Patrick W. Keene   (Principal Accounting Officer)