Form 10-Q
period 2009-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2009-05-14
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                           Yes       No

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

            Statement of Net Assets Available for Liquidation
              as of March 31, 2009 and December 31, 2008

            Statement of Liquidating Activities for the
              Three Months ended March 31, 2009 and 2008

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk Factors

 Item 2.  Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security  Holders

 Item 5.  Other Information

 Item 6.  Exhibits

Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2009 AND DECEMBER 31, 2008




                                                  2009            2008

ASSETS:
  Cash                                        $   794,087     $   833,860
  Investments in Real Estate                    1,074,400       1,074,400
                                               -----------     -----------
          Total Assets                          1,868,487       1,908,260
                                               -----------     -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.             12,876           5,675
  Distributions Payable                            42,929          51,512
  Unearned Rent                                     1,976               0
                                               -----------     -----------
          Total Liabilities                        57,781          57,187
                                               -----------     -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
 including 18,957 Limited Partnership
 Units outstanding                            $ 1,810,706     $ 1,851,073
                                               ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE THREE MONTHS ENDED MARCH 31



                                                     2009           2008

SOURCES OF ADDITIONAL CASH:
  Rent                                        $    28,496     $    44,386
  Interest Income                                   2,242          15,076
  Proceeds from Sale of Real Estate                     0       3,036,870
                                               -----------     -----------
      Total Sources of Additional Cash             30,738       3,096,332
                                               -----------     -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates          17,217          23,746
  Partnership Administration and Property
     Management - Unrelated Parties                 1,782          18,078
  Distributions Paid to Partners                   51,512         118,488
                                               -----------     -----------
      Total Uses of Additional Cash                70,511         160,312
                                               -----------     -----------
INCREASE (DECREASE) IN NET ASSETS IN LIQUIDATION
  BEFORE ADJUSTMENTS                              (39,773)      2,936,020
                                               -----------     -----------

ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable Values of:
     Payable to AEI Fund Management, Inc.          (7,201)         (5,025)
     Distributions Payable                          8,583      (2,828,281)
     Unearned Rent                                 (1,976)         20,041
     Net Realizable Value of Real Estate Sold           0      (3,032,000)
                                               -----------     -----------
        Totat Adjustment of Estimated Values         (594)     (5,845,265)
                                               -----------     -----------

DECREASE IN NET ASSETS IN LIQUIDATION             (40,367)     (2,909,245)

BEGINNING NET ASSETS IN LIQUIDATION             1,851,073       5,404,929
                                               -----------     -----------
ENDING NET ASSETS IN LIQUIDATION              $ 1,810,706     $ 2,495,684
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2009

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At March 31, 2009 and December 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

     On June 30, 2007, the Lease term expired for the KinderCare daycare center in Blue Springs, Missouri. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property. On July 23, 2008, the Partnership sold the daycare center to an unrelated third party. The Partnership received net sale proceeds of $549,943. At the time of sale, the estimated net realizable value was $550,000.

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first three months of 2009 and 2008, the Partnership distributed net sale proceeds of $40,367 and $2,914,115 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.11 and $152.18 per Limited Partnership Unit, respectively.

     In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Tumbleweed. If the Lease is affirmed, Tumbleweed must comply with all Lease terms. If the Lease is rejected, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At March 31, 2009, the estimated net realizable value of this property was $740,000.

(4)  Payable to AEI Fund Management, Inc. -

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

        Effective October 1, 2007, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2009, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates may cause material changes in the net assets in liquidation.

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

Results of Operations

        For the three months ended March 31, 2009 and 2008, while in the liquidation phase, the Partnership recognized rental income of $26,520 and $64,427, respectively. In 2009, rental income decreased mainly as a result of property sales. During the same periods, the Partnership recognized interest income of $2,242 and $15,076, respectively. In 2008, interest income was higher due to higher money market interest rates in 2008, when compared to 2009, and the Partnership had more money invested in a money market account due to property sales. The majority of the sales proceeds were subsequently distributed to the Partners.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2009 and 2008, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $17,217 and $23,746, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,983 and $23,103, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2008, when compared to 2009, as a result of expenses incurred in 2008 related to the KinderCare daycare center in Blue Springs, Missouri.

        At March 31, 2009 and 2008, the Partnership recognized adjustments of estimated values of ($594) and ($5,845,265), respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

       During the three months ended March 31, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $40,367 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $2,909,245 as a result of distributions of net sale proceeds to the Partners.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On June 30, 2007, the Lease term expired for the KinderCare daycare center in Blue Springs, Missouri. The tenant reviewed their operations at the property and decided not to enter into an agreement to extend the term of the Lease. While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property. On July 23, 2008, the Partnership sold the daycare center to an unrelated third party. The Partnership received net sale proceeds of $549,943. At the time of sale, the estimated net realizable value was $550,000.

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

        For the three months ended March 31, 2009 and 2008, the Partnership declared distributions of $42,929 and $2,946,769, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $42,500 and $2,917,302 and the General Partners received distributions of $429 and $29,467 for the periods, respectively. In March and September 2008, the Partnership declared special distributions of net sale proceeds of $2,828,283 and $505,051, respectively, which resulted in higher distributions in 2008.

        During the first three months of 2009 and 2008, the Partnership distributed net sale proceeds of $40,367 and $2,914,115 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.11 and $152.18 per Limited Partnership Unit, respectively.

       The continuing rent payments from the properties, together with the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

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

ITEM 1.   LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       In January 2009, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. In order for the proposal to be approved, a majority of the eligible Units must be voted in favor of the proposal.

        On  February  24, 2009, the votes were counted.   Of  the
18,952  eligible Units, 12,091 voted for the proposal,  64  voted
against  and  50  abstained.   As  a  result,  the  proposal  was
approved.

ITEM 5. OTHER INFORMATION.

       None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS.

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


Dated:  May 12, 2009          AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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