Form 10-Q
period 2009-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2009-08-14
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                [ ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer  [ ]      Accelerated filer [ ]

  Non-accelerated filer [ ]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined in Rule 12b-2 of the Exchange Act).   [ ] Yes [X] No


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

        Statement of Net Assets Available for Liquidation as of June 30, 2009 and December 31, 2008

        Statement of Liquidating Activities for the Periods ended June 30, 2009 and 2008

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2009 AND DECEMBER 31, 2008




                                                   2009           2008

ASSETS:
  Cash                                        $   757,736     $   833,860
  Investments in Real Estate                      946,400       1,074,400
                                               -----------     -----------
          Total Assets                          1,704,136       1,908,260
                                               -----------     -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.             10,020           5,675
  Distributions Payable                            42,929          51,512
  Unearned Rent                                     2,092               0
                                               -----------     -----------
          Total Liabilities                        55,041          57,187
                                               -----------     -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
 including 18,957 Limited Partnership
   Units outstanding                          $ 1,649,095     $ 1,851,073
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                  FOR THE PERIODS ENDED JUNE 30


                                 Three Months Ended       Six Months Ended
                               6/30/09       6/30/08    6/30/09      6/30/08
SOURCES OF ADDITIONAL CASH:
  Rent                        $  26,677   $   25,949  $   55,173  $   70,335
  Interest Income                 1,902        4,168       4,144      19,244
  Proceeds from Sale
   of Real Estate                     0       15,560           0   3,052,430
                              ----------    ---------  ----------  ----------
       Total  Sources of
        Additional Cash          28,579       45,677      59,317   3,142,009
                              ----------    ---------  ----------  ----------
USES OF ADDITIONAL CASH:
   Partnership  Administration -
    Affiliates                   12,890       15,668      30,107      39,414
  Partnership Administration
   and Property Management  -
   Unrelated Parties              9,111       43,736      10,893      61,814
    Distributions Paid
    to Partners                  42,929    2,944,171      94,441   3,062,659
                              ----------   ----------  ----------  ----------
      Total Uses of
       Additional  Cash          64,930    3,003,575     135,441   3,163,887
                              ----------   ----------  ----------  ----------
DECREASE IN NET ASSETS
  IN LIQUIDATION
   BEFORE  ADJUSTMENTS          (36,351)  (2,957,898)    (76,124)    (21,878)
                              ----------   ----------  ----------  ----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable Values of:
      Real Estate              (128,000)           0    (128,000)          0
      Payable to AEI Fund
       Management, Inc.           2,856       22,902      (4,345)     17,877
      Distributions  Payable          0    2,885,079       8,583      56,798
     Unearned Rent                 (116)           0      (2,092)     20,041
     Net Realizable Value of
         Real  Estate Sold            0            0           0  (3,032,000)
                              ----------   ----------  ----------  ----------
      Total Adjustment of
            Estimated Values   (125,260)   2,907,981    (125,854) (2,937,284)
                              ----------   ----------  ----------  ----------
DECREASE IN NET ASSETS
   IN LIQUIDATION              (161,611)     (49,917)   (201,978) (2,959,162)

BEGINNING NET ASSETS
   IN LIQUIDATION             1,810,706    2,495,684   1,851,073   5,404,929
                              ----------   ----------  ----------  ----------
ENDING NET ASSETS
   IN LIQUIDATION            $1,649,095   $2,445,767  $1,649,095  $2,445,767
                              ==========   ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2009

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. At June 30, 2009, the estimated real estate values were based upon comparable sales of similar properties and a signed purchase agreement for one property. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

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

     During   the  first  six  months  of  2009  and  2008,   the
     Partnership distributed net sale proceeds of $73,978 and $2,973,207 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.87 and $155.27 per Limited Partnership Unit, respectively.

     In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Tumbleweed. If the Lease is assumed, Tumbleweed must comply with all Lease terms. If the Lease is rejected, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction. The Partnership will likely accept this offer, which is subject to negotiating an amendment to the Lease and court approval. At June 30, 2009, based on the proposed rent reduction and an analysis of market conditions in the area, the Partnership recognized a $110,000 adjustment to decrease the estimated net realizable value of the property.

     Subsequent to June 30, 2009, the Partnership entered into an agreement to sell its remaining 9.3699% interest in the Taco Cabana restaurant in San Antonio, Texas to the tenant. If the sale is completed, the Partnership expects to recognize net sale proceeds of approximately $158,000. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At June 30, 2009, based on the signed purchase agreement, the Partnership recognized an $18,000 adjustment to decrease the estimated net realizable value of the property.

(4)Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Subsequent Events -

     The Partnership has evaluated subsequent events through August 11, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

        Effective October 1, 2007, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At June 30, 2009, the estimated real estate values were based upon comparable sales of similar properties and a signed purchase agreement for one property. Any changes in these estimates may cause material changes in the net assets in liquidation.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the six months ended June 30, 2009 and 2008, while in the liquidation phase, the Partnership recognized rental income of $53,081 and $90,376, respectively. In 2009, rental income decreased mainly as a result of property sales. During the same periods, the Partnership recognized interest income of $4,144 and $19,244, respectively. In 2008, interest income was higher due to higher money market interest rates in 2008, when compared to 2009, and the Partnership had more money invested in a money market account due to property sales. The majority of the sales proceeds were subsequently distributed to the Partners.

        For the six months ended June 30, 2009 and 2008, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $30,107 and $39,414, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,238 and $43,937, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2008, when compared to 2009, as a result of expenses incurred in 2008 related to the KinderCare daycare center in Blue Springs, Missouri.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Tumbleweed. If the Lease is assumed, Tumbleweed must comply with all Lease terms. If the Lease is rejected, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction. The Partnership will likely accept this offer, which is subject to negotiating an amendment to the Lease and court approval. At June 30, 2009, based on the proposed rent reduction and an analysis of market conditions in the area, the Partnership recognized a $110,000 adjustment to decrease the estimated net realizable value of the property.

        For the six months ended June 30, 2009 and 2008, the Partnership recognized adjustments of estimated values of ($125,854) and ($2,937,284), respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

        During the six months ended June 30, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $201,978 as a result of distributions paid to the Partners in excess of cash generated from operating activities and a decrease in the estimated net realizable value of property. During the six months ended June 30, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $2,959,162 as a result of distributions of net sale proceeds to the Partners.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Subsequent to June 30, 2009, the Partnership entered into an agreement to sell its remaining 9.3699% interest in the Taco Cabana restaurant in San Antonio, Texas to the tenant. If the sale is completed, the Partnership expects to recognize net sale proceeds of approximately $158,000. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At June 30, 2009, based on the signed purchase agreement, the Partnership recognized an $18,000 adjustment to decrease the estimated net realizable value of the property.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For  the  six  months ended June 30, 2009 and  2008,  the
Partnership declared distributions of $85,858 and $3,005,861, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $85,000 and $2,975,803 and the General Partners received distributions of $858 and $30,058 for the periods, respectively. In March and September 2008, the Partnership declared special distributions of net sale proceeds of $2,828,283 and $505,051, respectively, which resulted in higher distributions in 2008.

        During the first six months of 2009 and 2008, the Partnership distributed net sale proceeds of $73,978 and $2,973,207 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.87 and $155.27 per Limited Partnership Unit, respectively.

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


                   PART II - OTHER INFORMATION
                           (Continued)

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

ITEM 5.   OTHER INFORMATION.

       None.

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


Dated:  August 11, 2009       AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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