Form 10-Q
period 2009-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2009-11-12
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2009

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

  Non-accelerated filer             Smaller reportingcompany  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   [ ] Yes [ ] No

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Statement of Net Assets Available for Liquidation as of September 30, 2009 and December 31, 2008

         Statement of Liquidating Activities for the Periods ended September 30, 2009 and 2008

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
            SEPTEMBER 30, 2009 AND DECEMBER 31, 2008




                                                     2009           2008

ASSETS:
  Cash                                          $   726,162    $   833,860
  Investments in Real Estate                        946,400      1,074,400
                                                 -----------    -----------
          Total Assets                            1,672,562      1,908,260
                                                 -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.               10,501          5,675
  Distributions Payable                              42,929         51,512
                                                 -----------    -----------
          Total Liabilities                          53,430         57,187
                                                 -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 18,957 Limited Partnership
  Units outstanding                             $ 1,619,132    $ 1,851,073
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIODS ENDED SEPTEMBER 30


                                  Three Months Ended     Nine Months Ended
                                 9/30/09      9/30/08   9/30/09     9/30/08
SOURCES OF ADDITIONAL CASH:
  Rent                         $   24,505  $   26,019  $   79,678  $   96,354
  Interest Income                   1,850       6,331       5,994      25,575
  Proceeds from Sale of Real Estate     0     549,943           0   3,602,373
                                ----------  ----------  ----------  ---------
    Total Sources of
     Additional Cash               26,355     582,293      85,672   3,724,302
                                ----------  ----------  ----------  ---------
USES OF ADDITIONAL CASH:
  Partnership Administration -
   Affiliates                      13,068      13,411      43,175      52,825
  Partnership Administration and
   Property Management  -
   Unrelated Parties                1,931           0      12,824      61,814
   Distributions Paid to Partners  42,930      59,092     137,371   3,121,751
                                ----------  ----------  ----------  ---------
     Total Uses of Additional
      Cash                         57,929      72,503     193,370   3,236,390
                                ----------  ----------  ----------  ---------
INCREASE (DECREASE) IN NET ASSETS
  IN LIQUIDATION
    BEFORE ADJUSTMENTS            (31,574)    509,790    (107,698)    487,912
                                ----------  ----------  ----------  ---------
ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable values of:
    Real Estate                         0           0    (128,000)          0
    Payable to AEI
     Fund Management, Inc.           (481)     (4,879)     (4,826)     12,998
    Distributions  Payable              0    (505,044)      8,583    (448,246)
    Unearned Rent                   2,092          84           0      20,125
    Net Realizable Value of
     Real Estate Sold                   0    (550,000)          0  (3,582,000)
                                ----------  ----------  ----------  ---------
      Total Adjustment of
          Estimated Values          1,611  (1,059,839)   (124,243) (3,997,123)
                                ----------  ----------  ----------  ---------
DECREASE IN NET ASSETS
    IN LIQUIDATION                (29,963)   (550,049)   (231,941) (3,509,211)

BEGINNING NET ASSETS
    IN LIQUIDATION              1,649,095   2,445,767   1,851,073   5,404,929
                                ----------  ----------  ----------  ---------
ENDING NET ASSETS
    IN LIQUIDATION             $1,619,132  $1,895,718  $1,619,132  $1,895,718
                                ==========  ==========  ==========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2009

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In January 2009, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On February 24, 2009, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. At this time, the Partnership anticipates that it will sell its remaining property and liquidate prior to December 31, 2010.

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. At September 30, 2009, the estimated real estate values were based upon comparable sales of similar properties and a subsequent sale of one property. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

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

     During  the  first  nine  months  of  2009  and  2008,   the
     Partnership distributed net sale proceeds of $103,939 and $3,529,584 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.43 and $184.33 per Limited Partnership Unit, respectively.

     In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Tumbleweed. If the Lease is assumed, Tumbleweed must comply with all Lease terms. If the Lease is rejected, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction. The Partnership accepted this offer and agreed to a Lease Amendment, which is subject to court approval of the tenant's Plan of Reorganization. At June 30, 2009, based on the proposed rent reduction and an analysis of market conditions in the area, the Partnership recognized a $110,000 adjustment to decrease the estimated net realizable value of the property.

     Subsequent to September 30, 2009, the Partnership sold its remaining 9.3699% interest in the Taco Cabana restaurant in San Antonio, Texas to the tenant. The Partnership received net sale proceeds of approximately $158,000, which was equal to the property's estimated net realizable value. At June 30, 2009, based on the signed purchase agreement, the Partnership recognized an $18,000 adjustment to decrease the estimated net realizable value of the property.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Subsequent Events -

     The Partnership has evaluated subsequent events through November 10, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

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

        Effective October 1, 2007, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At September 30, 2009, the estimated real estate values were based upon comparable sales of similar properties and a subsequent sale of one property. Any changes in these estimates may cause material changes in the net assets in liquidation.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the nine months ended September 30, 2009 and 2008, while in the liquidation phase, the Partnership recognized rental income of $79,678 and $116,479, respectively. In 2009, rental income decreased mainly as a result of property sales. During the same periods, the Partnership recognized interest income of $5,994 and $25,575, respectively. In 2008, interest income was higher due to higher money market interest rates in 2008, when compared to 2009, and the Partnership had more money invested in a money market account due to property sales. The majority of the sales proceeds were subsequently distributed to the Partners.

        For  the  nine months ended September 30, 2009 and  2008,
while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $43,175 and $53,002, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,650 and $48,639, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2008, when compared to 2009, as a result of expenses incurred in 2008 related to the KinderCare daycare center in Blue Springs, Missouri.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Tumbleweed. If the Lease is assumed, Tumbleweed must comply with all Lease terms. If the Lease is rejected, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction. The Partnership accepted this offer and agreed to a Lease Amendment, which is subject to court approval of the tenant's Plan of Reorganization. At June 30, 2009, based on the proposed rent reduction and an analysis of market conditions in the area, the Partnership recognized a $110,000 adjustment to decrease the estimated net realizable value of the property.

       For the nine months ended September 30, 2009 and 2008, the Partnership recognized adjustments of estimated values of ($124,243) and ($3,997,123), respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

Liquidity and Capital Resources

       In January 2009, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On February 24, 2009, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. At this time, the Partnership anticipates that it will sell its remaining property and liquidate prior to December 31, 2010.

        During the nine months ended September 30, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $231,941 as a result of distributions paid to the Partners in excess of cash generated from operating activities and a decrease in the estimated net realizable value of property. During the nine months ended September 30, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $3,509,211 as a result of distributions of net sale proceeds to the Partners.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Subsequent to September 30, 2009, the Partnership sold its remaining 9.3699% interest in the Taco Cabana restaurant in San Antonio, Texas to the tenant. The Partnership received net sale proceeds of approximately $158,000, which was equal to the property's estimated net realizable value. At June 30, 2009, based on the signed purchase agreement, the Partnership recognized an $18,000 adjustment to decrease the estimated net realizable value of the property.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

       For the nine months ended September 30, 2009 and 2008, the Partnership declared distributions of $128,788 and $3,569,997, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $127,500 and $3,534,297 and the General Partners received distributions of $1,288 and $35,700 for the periods, respectively. In March and September 2008, the Partnership declared special distributions of net sale proceeds of $2,828,283 and $505,051, respectively, which resulted in higher distributions in 2008.

        During the first nine months of 2009 and 2008, the Partnership distributed net sale proceeds of $103,939 and $3,529,584 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.43 and $184.33 per Limited Partnership Unit, respectively.

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


Dated:  November 10, 2009     AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management XVIII, Inc.
                              Its: Managing General Partner



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