Form 10-K
period 2009-12-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2010-03-30
CIK 840459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]  No[ ]

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

  Large accelerated filer [ ]        Accelerated filer [ ]
  Non-accelerated  filer   [ ]       Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act). Yes [ ]   No[X]

As of June 30, 2009, there were 18,952.133 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $18,952,133.

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

       In January 2009, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On February 24, 2009, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner is proceeding with the planned liquidation of the Partnership. At this time, the Partnership anticipates that it will sell its remaining property and liquidate prior to December 31, 2010.

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

ITEM 1.   BUSINESS.  (Continued)

Property Activity During the Last Three Years

        Prior to the second quarter of 2005, the Partnership sold some of its properties and reinvested the proceeds from such sales in additional properties. In the second quarter of 2005, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties and to distribute sales proceeds to the Partners going forward. As of December 31, 2006, the Partnership owned a significant interest in five properties and a minor interest in four properties with a total original cost of $5,562,648, including acquisition expenses. During the years ended December 31, 2007, 2008 and 2009, the Partnership sold five property interests and received net sale proceeds of $2,160,636, $3,602,373 and $158,406, respectively. As of December 31, 2009, the Partnership owned a significant interest in one property and a minor interest in three properties with a total original cost of $681,054 and a total net realizable value of $648,600.

Major Tenants

        During 2009, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 97% of total rental revenue in 2009. With the planned liquidation of the Partnership, the major tenant information will no longer be applicable.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2009.

                              Total Property              Annual    Annual
                   Purchase   Acquisition                 Lease     Rent Per
Property             Date        Costs       Tenant       Payment   Sq. Ft.

Tractor Supply
 Company Store
 Bristol, VA                             Tractor Supply
 (7.5158%)         4/10/96   $  96,765   Company, Inc.    $12,970   $ 9.20

Champps Americana
 Restaurant                                 Champps
 Columbus, OH                              Operating
 (.5061%)          8/29/96   $  12,984    Corporation     $ 1,875   $45.35

ITEM 2.   PROPERTIES.  (Continued)

                              Total Property              Annual    Annual
                   Purchase   Acquisition                 Lease     Rent Per
Property             Date        Costs       Tenant       Payment   Sq. Ft.

Fuddruckers Restaurant
 Thornton, CO
 (.7606%)          7/30/97   $  10,693  Fuddruckers, Inc. $ 1,473   $38.91

Tumbleweed Restaurant
 Chillicothe, OH                         Tumbleweed,
 (43.9634%)       11/20/98   $ 560,612      Inc.          $58,017   $24.06

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Tumbleweed restaurant are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The remaining interests in the Tractor Supply Company store, the Fuddruckers restaurant and the Champps Americana restaurant are owned by unrelated third parties.

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

        At December 31, 2009, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2009, there were 1,401 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

        Cash distributions of $1,717 and $36,215 were made to the General Partners and $170,000 and $3,585,294 were made to the Limited Partners for 2009 and 2008, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $141,912 and $3,538,488 in 2009 and 2008, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner. The purchase price of the Units is equal to 90% of the net asset value per Unit as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership are redeemed at the purchase price established for the quarter in which the Partnership received a notice at least 60 days prior to the repurchase dates of January 1st, April 1st, July 1st and October 1st subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the
Partnership. During the last three months of 2009, the Partnership did not purchase any Units.

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

        Effective October 1, 2007, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2009, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates may cause material changes in the net assets in liquidation.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the years ended December 31, 2009 and 2008, while in the liquidation phase, the Partnership recognized rental income of $97,409 and $142,776, respectively. In 2009, rental income decreased mainly as a result of property sales. During the same periods, the Partnership recognized interest income of $8,144 and $28,783, respectively. In 2008, interest income was higher due to higher money market interest rates in 2008, when compared to 2009, and the Partnership had more money invested in a money market account due to property sales. The majority of the sales proceeds were subsequently distributed to the Partners.

        For the years ended December 31, 2009 and 2008, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $55,007 and $66,555, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,175 and $51,224, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2008, when compared to 2009, as a result of expenses incurred in 2008 related to the KinderCare daycare center in Blue Springs, Missouri.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction. The Partnership accepted this offer and agreed to a Lease Amendment, which was subject to court approval of the tenant's Plan of Reorganization. In December 2009, the bankruptcy court approved the Plan of Reorganization. Under the Plan, Tumbleweed assumed the Lease for this property and the Lease amendment became effective. As of the date of this report, Tumbleweed has complied with all Lease terms. At June 30, 2009, based on the proposed rent reduction and an analysis of market conditions in the area, the Partnership recognized a $110,000 adjustment to decrease the estimated net realizable value of the property.

        For  the  years  ended December 31, 2009  and  2008,  the
Partnership recognized adjustments of estimated values of ($427,775) and ($3,483,316), respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid. For the year ended December 31, 2009, these adjustments included a $267,800 decrease in the estimated net realizable values of the properties, of which $139,800 was recognized at December 31, 2009 based on the Partnership's valuation analysis.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

       In January 2009, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On February 24, 2009, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner is proceeding with the planned liquidation of the Partnership. At this time, the Partnership anticipates that it will sell its remaining property and liquidate prior to December 31, 2010.

        During the year ended December 31, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $410,740 as a result of decreases in the estimated net realizable value of property and distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $3,553,856 as a result of distributions of net sale proceeds to the Partners.

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

        On October 5, 2009, the Partnership sold its remaining 9.3699% interest in the Taco Cabana restaurant in San Antonio, Texas to the tenant. The Partnership received net sale proceeds of $158,406. At the time of sale, the estimated net realizable value was $158,000. At June 30, 2009, based on the signed purchase agreement, the Partnership recognized an $18,000 adjustment to decrease the estimated net realizable value of the property.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the years ended December 31, 2009 and 2008, the Partnership declared distributions of $171,717 and $3,621,509, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $170,000 and $3,585,294 and the General Partners received distributions of $1,717 and $36,215 for the periods, respectively. In March and September 2008, the Partnership declared special distributions of net sale proceeds of $2,828,283 and $505,051, respectively, which resulted in higher distributions in 2008.

       During 2009 and 2008, the Partnership distributed net sale proceeds of $143,345 and $3,574,230 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.49 and $186.66 per Limited Partnership Unit, respectively.

        The rent from the Partnership's four remaining properties plus the interest earned on its cash reserve may not be sufficient to pay the Partnership's administrative expenses and the property management expenses related to the properties. To the extent these expenses are greater than income, the Partnership will need to use a portion of its cash reserve to pay these expenses until the properties are sold and the Partnership is liquidated. Future distributions declared, if any, prior to the final liquidating distribution, will likely be paid from the cash reserve. The cash reserve should be adequate to meet the Partnership's obligations.

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





         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Statement of Net Assets Available for Liquidation at December 31, 2009 and 2008

Statement of Liquidating Activities for the Years Ended December 31, 2009 and 2008

Notes to Financial Statements


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners:
AEI Real Estate Fund XVIII Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying statements of net assets available for liquidation of AEI Real Estate Fund XVIII Limited Partnership (a Minnesota limited partnership) as of December 31, 2009 and 2008, and the related statements of liquidating activities for each of the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in the Notes to the financial statements, the General Partners of AEI Real Estate Fund XVIII Limited Partnership anticipate the liquidation of the Partnership during 2010. Because liquidation was imminent, the Partnership changed its basis of accounting after September 30, 2007, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for liquidation of AEI Real Estate Fund XVIII Limited Partnership as of December 31, 2009 and 2008, and the change in net assets in liquidation for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                        /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 29, 2010

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
                   DECEMBER 31, 2009 AND 2008



                                                   2009           2008

ASSETS:
  Cash                                          $   850,895   $   833,860
  Investments in Real Estate                        648,600     1,074,400
                                                 -----------   -----------
          Total Assets                            1,499,495     1,908,260
                                                 -----------   -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.               11,739         5,675
  Distributions Payable                              42,929        51,512
  Unearned Rent                                       4,494             0
                                                 -----------   -----------
          Total Liabilities                          59,162        57,187
                                                 -----------   -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
 including 18,957 Limited Partnership
 Units outstanding                              $ 1,440,333   $ 1,851,073
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2009         2008

SOURCES OF ADDITIONAL CASH:
  Rent                                          $   101,903   $   120,831
  Interest Income                                     8,144        28,783
  Proceeds from Sale of Real Estate                 158,406     3,602,373
                                                 -----------   -----------
      Total Sources of Additional Cash              268,453     3,751,987
                                                 -----------   -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates            55,007        66,555
  Partnership Administration and Property
     Management - Unrelated Parties                  16,111        70,085
  Distributions Paid to Partners                    180,300     3,685,887
                                                 -----------   -----------
      Total Uses of Additional Cash                 251,418     3,822,527
                                                 -----------   -----------
INCREASE (DECREASE) IN NET ASSETS IN
  LIQUIDATION BEFORE ADJUSTMENTS                     17,035       (70,540)
                                                 -----------   -----------

ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable values of:
     Receivables                                          0        (6,500)
     Real Estate                                   (267,800)            0
     Payable to AEI Fund Management, Inc.            (6,064)       18,861
     Distributions Payable                            8,583        64,378
     Unearned Rent                                   (4,494)       21,945
     Net Realizable Value of Real Estate Sold      (158,000)   (3,582,000)
                                                 -----------   -----------
       Total  Adjustment of Estimated Values       (427,775)   (3,483,316)
                                                 -----------   -----------

DECREASE IN NET ASSETS IN LIQUIDATION              (410,740)   (3,553,856)

BEGINNING NET ASSETS IN LIQUIDATION               1,851,073     5,404,929
                                                 -----------   -----------
ENDING NET ASSETS IN LIQUIDATION                $ 1,440,333   $ 1,851,073
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     In January 2009, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On February 24, 2009, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner is proceeding with the planned liquidation of the Partnership. At this time, the Partnership anticipates that it will sell its remaining property and liquidate prior to December 31, 2010.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues, expenses, and sources and uses of additional cash. Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate and real estate held for sale.

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

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Revenue Recognition

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

     Investments in Real Estate

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2009 and 2008.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

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

     AEI  received  the following reimbursements  for  costs  and expenses  from the Partnership for the years ended  December
     31:
                                                          2009       2008

a.AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and
  properties, maintaining the Partnership's books, and
  communicating  with the Limited Partners.            $  55,007   $  66,555
                                                        ========    ========
b.AEI is reimbursed for all direct expenses it paid on the
  Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.                  $  22,175   $  51,224
                                                        ========    ========
c.AEI is reimbursed for costs incurred in providing
  services  related to the sale of property.           $     605   $  54,473
                                                        ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2009 and 2008, the estimated real estate values were based upon comparable sales of similar properties. At December 31, 2009, based on its valuation analysis, the Partnership recognized a $139,800 adjustment to decrease the estimated net realizable values of the properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

     The historical cost and related accumulated depreciation and
     estimated  net  realizable  values  of  the  properties   at
     December 31, 2009 are as follows:

                             Historical Cost Basis           Liquidation Basis
                            Buildings and        Accumulated   Net Realizable
Property              Land    Equipment   Total  Depreciation      Value

Tractor Supply Company,
 Bristol, VA       $ 31,092  $ 65,673  $ 96,765  $ 26,758     $118,000
Champps Americana,
 Columbus, OH         4,373     8,611    12,984     3,352       15,000
Fuddruckers,
 Thornton, CO         3,383     7,310    10,693     2,572        7,600
Tumbleweed,
 Chillicothe, OH    229,387   331,225   560,612   104,814      508,000
                    -------   -------   -------   -------      -------
                   $268,235  $412,819  $681,054  $137,496     $648,600
                    =======   =======   =======   =======     ========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     The Partnership owns a 7.5158% interest in a Tractor Supply Company store, a .5061% interest in a Champps Americana restaurant and a .7606% interest in a Fuddruckers restaurant. The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

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

     On October 5, 2009, the Partnership sold its remaining 9.3699% interest in the Taco Cabana restaurant in San Antonio, Texas to the tenant. The Partnership received net sale proceeds of $158,406. At the time of sale, the estimated net realizable value was $158,000. At June 30, 2009, based on the signed purchase agreement, the Partnership recognized an $18,000 adjustment to decrease the estimated net realizable value of the property.

     During 2009 and 2008, the Partnership distributed net sale proceeds of $143,345 and $3,574,230 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.49 and $186.66 per Limited Partnership Unit, respectively.

     In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction. The Partnership accepted this offer and agreed to a Lease Amendment, which was subject to court approval of the tenant's Plan of Reorganization. In
     December 2009, the bankruptcy court approved the Plan of Reorganization. Under the Plan, Tumbleweed assumed the
     Lease for this property and the Lease amendment became effective. As of the date of this report, Tumbleweed has complied with all Lease terms. At June 30, 2009, based on the proposed rent reduction and an analysis of market conditions in the area, the Partnership recognized a $110,000 adjustment to decrease the estimated net realizable value of the property.


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2009, the minimum future rent payments required by the leases are as follows:

                       2010            $  65,547
                       2011               61,224
                       2012               61,224
                       2013               61,365
                       2014               61,365
                       Thereafter        234,163
                                        ---------
                                       $ 544,888
                                        =========

     There were no contingent rents recognized in 2009 and 2008.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                           Industry         2009         2008

     Tumbleweed, Inc.                  Restaurant   $  64,843    $  67,029
     Texas Taco Cabana L.P.            Restaurant      16,380       21,409
     Tractor Supply Company, Inc.      Retail          12,889          N/A
     KinderCare Learning Centers, Inc  Child Care         N/A       38,517
                                                     --------     --------
     Aggregate rent revenue of major tenants        $  94,112    $ 126,955
                                                     ========     ========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    97%          89%
                                                     ========     ========

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(6)  Partners' Capital -

     For the years ended December 31, 2009 and 2008, the Partnership declared distributions of $171,717 and $3,621,509, respectively. The Limited Partners received distributions of $170,000 and $3,585,294 and the General Partners received distributions of $1,717 and $36,215 for the years, respectively. The Limited Partners' distributions represent $8.97 and $189.13 per Limited Partnership Unit outstanding in 2009 and 2008, respectively, using 18,957 weighted average Units for both years.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $141,912 and $3,538,488 in 2009 and 2008, respectively. The distributions reduced the Limited Partners' Adjusted Capital
     Contributions.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $46.58 per original $1,000 invested.

(7)  Income Taxes -

     With  the  change in the Partnership's basis  of  accounting from  the  going  concern  basis to the  liquidation  basis, effective October 1, 2007, the Partnership no longer reports
     Net   Income   after  this  date.   The   following   is   a
     reconciliation   of  net  income  for  financial   reporting
     purposes  to income reported for federal income tax purposes for the years ended December 31:
                                                        2009       2008
     Net Income for Financial Reporting
      Purposes - Going Concern Basis                 $       0   $        0

     Increase (Decrease) in Net Assets in Liquidation
      Before Adjustment                                 17,035      (70,540)

     Liquidation Basis of Accounting Not
       Recognized  for  Tax  Reporting  Purposes        86,850    2,220,083

     Depreciation for Tax Purposes Over
       Depreciation  for Financial Reporting Purposes  (12,426)     (29,485)

     Income Accrued for Tax Purposes Over (Under)
        Income  for  Financial  Reporting  Purposes      4,494      (21,945)

     Gain on Sale of Real Estate for Tax Purposes
        Over(Under) Gain fo  Financial Reporting Purposes  600      (69,730)
                                                      --------    ----------
           Taxable Income to Partners                $  96,553   $2,028,383
                                                      ========    ==========


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(7)  Income Taxes - (Continued)

     The   following  is  a  reconciliation  of  Net  Assets   in
     Liquidation  for financial reporting purposes  to  Partners'
     Capital  reported  for federal income tax purposes  for  the years ended December 31:
                                                          2009       2008
     Net Assets in Liquidation / Partners' Capital
      for Financial Reporting Purposes                $1,440,333  $1,851,073

     Adjusted Tax Basis of Investments in Real Estate
      Under Net Investments in Real Estate
      for Financial Reporting Purposes                  (109,806)   (440,888)

     Income Accrued for Tax Purposes Over
        Income  for  Financial  Reporting  Purposes        4,494           0

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting Purposes    3,336,442   3,336,442
                                                       ---------   ---------
      Partners' Capital for Tax Reporting Purposes    $4,671,463  $4,746,627
                                                       =========   =========

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 65, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September 1988, and has been elected to continue in these positions until December 2010. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 50, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2010. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1987. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2009. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2009 fiscal year.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2010:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2009 and 2008.

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2009, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2009.

                                                          Amount Incurred
Person or Entity                                           From Inception
 Receiving                     Form and Method        (September 20, 1988) to
Compensation                   of Compensation           December 31, 2009

AEI Securities, Inc.  Selling Commissions equal to 7% of      $2,278,305
                      proceeds plus a 3% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other         $1,064,137
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all           $  642,892
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for providing     $4,406,274
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency,
                      reporting, partner relations and other
                      administrative functions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

                                                Amount Incurred
Person or Entity                                           From Inception
 Receiving                     Form and Method        (September 20, 1988) to
Compensation                   of Compensation           December 31, 2009

General Partners and  Reimbursement at Cost for providing     $1,085,026
Affiliates            services related to the  disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal year  $  268,346
                      until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      15%  of distributions of Net Proceeds   $  221,212
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2009 and 2008:

     Fee Category                            2009       2008

     Audit Fees                           $   8,437   $  9,800
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           --------    -------
          Total Fees                      $   8,437   $  9,800
                                           ========    =======

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


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

    10.3 Purchase Agreement dated June 13, 2008 between the Partnership and Norfleet, LLC relating to the Property at 2100 North Highway 7, Blue Springs, Missouri (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 29,
    2008).

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


                               AEI REAL ESTATE FUND XVIII
                               Limited Partnership
                               By: AEI Fund Management XVIII, Inc.
                                   Its Managing General Partner


March 29, 2010                 By:/s/ ROBERT P JOHNSON
                                      Robert  P. Johnson, President
                                      and Director
                                      (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                        Date


/s/ROBERT P JOHNSON  President (Principal Executive  Officer)  March 29, 2010
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/PATRICK W KEENE   Chief Financial Officer and Treasurer     March 29, 2010
   Patrick W. Keene  (Principal Accounting Officer)