Form 10-Q
period 2010-03-31
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2010-05-14
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2010

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

  Non-accelerated filer[ ]           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined in Rule 12b-2 of the Exchange Act).   [ ] Yes [X] No


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Statement of Net Assets Available for Liquidation as of March 31, 2010 and December 31, 2009

         Statement of Liquidating Activities for the Three Months ended March 31, 2010 and 2009

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2010 AND DECEMBER 31, 2009




                                                      2010          2009

ASSETS:
   Cash                                           $   800,072   $   850,895
  Investments in Real Estate                          620,600       648,600
                                                   -----------   -----------
          Total Assets                              1,420,672     1,499,495
                                                   -----------   -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                  6,686        11,739
  Distributions Payable                                42,929        42,929
  Unearned Rent                                            35         4,494
                                                   -----------   -----------
          Total Liabilities                            49,650        59,162
                                                   -----------   -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 18,957 Limited Partnership Units
  outstanding                                     $ 1,371,022   $ 1,440,333
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE THREE MONTHS ENDED MARCH 31



                                                       2010         2009

SOURCES OF ADDITIONAL CASH:
  Rent                                             $   14,090   $   28,496
  Interest Income                                       2,016        2,242
                                                    ----------   ----------
      Total Sources of Additional Cash                 16,106       30,738
                                                    ----------   ----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates              13,164       17,217
  Partnership Administration and Property
     Management - Unrelated Parties                    10,836        1,782
  Distributions Paid to Partners                       42,929       51,512
                                                    ----------   ----------
      Total Uses of Additional Cash                    66,929       70,511
                                                    ----------   ----------
DECREASE IN NET ASSETS IN LIQUIDATION
  BEFORE ADJUSTMENTS                                  (50,823)     (39,773)
                                                    ----------   ----------

ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable Values of:
     Real Estate                                      (28,000)           0
     Payable to AEI Fund Management, Inc.               5,053       (7,201)
     Distributions Payable                                  0        8,583
     Unearned Rent                                      4,459       (1,976)
                                                    ----------   ----------
       Total  Adjustment of Estimated  Values         (18,488)        (594)
                                                    ----------   ----------

DECREASE IN NET ASSETS IN LIQUIDATION                 (69,311)     (40,367)

BEGINNING NET ASSETS IN LIQUIDATION                 1,440,333    1,851,073
                                                    ----------   ----------
ENDING NET ASSETS IN LIQUIDATION                   $1,371,022   $1,810,706
                                                    ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2010

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At March 31, 2010, the estimated real estate values were based upon a verbal agreement  to  sell  one property and  comparable  sales  of similar properties for the other three properties. At December 31, 2009, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

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

     During the first three months of 2010 and 2009, the Partnership distributed net sale proceeds of $41,311 and $40,367 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.16 and $2.11 per Limited Partnership Unit, respectively.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction for a five-year period beginning on September 1, 2009. The Partnership accepted this offer and agreed to a Lease Amendment, which was subject to court approval of the tenant's Plan of Reorganization. In December 2009, the bankruptcy court approved the Plan of Reorganization. Under the Plan, Tumbleweed assumed the Lease for this property and the Lease amendment became effective. On September 1, 2014, the rent will revert to the original amount due under the Lease. As of the date of this report, Tumbleweed has complied with all Lease terms. At June 30, 2009, based on the proposed rent reduction and an analysis of market conditions in the area, the Partnership recognized a $110,000 adjustment to decrease the estimated net realizable value of the property.

     In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. The sale is subject to contingencies, including the negotiation of a written purchase agreement, and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $480,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. Based on this verbal agreement, the Partnership recognized a $28,000 adjustment to decrease the estimated net realizable value of the property at March 31, 2010.

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

        Effective October 1, 2007, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2010, the estimated real estate values were based upon a verbal agreement to sell one property and comparable sales of similar properties for the other three properties. Any changes in these estimates may cause material changes in the net assets in liquidation.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the three months ended March 31, 2010 and 2009, while in the liquidation phase, the Partnership recognized rental income of $18,549 and $26,520, respectively. In 2010, rental income decreased mainly as a result of a property sale. During the same periods, the Partnership recognized interest income of $2,016 and $2,242, respectively.

        For the three months ended March 31, 2010 and 2009, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $13,164 and $17,217, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $5,783 and $8,983, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction for a five-year period beginning on September 1, 2009. The Partnership accepted this offer and agreed to a Lease Amendment, which was subject to court approval of the tenant's Plan of Reorganization. In December 2009, the bankruptcy court approved the Plan of Reorganization. Under the Plan, Tumbleweed assumed the Lease for this property and the Lease amendment became effective. On September 1, 2014, the rent will revert to the original amount due under the Lease. As of the date of this report, Tumbleweed has complied with all Lease terms. At June 30, 2009, based on the proposed rent reduction and an analysis of market conditions in the area, the Partnership recognized a $110,000 adjustment to decrease the estimated net realizable value of the property.

       In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. The sale is subject to contingencies, including the negotiation of a written purchase agreement, and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $480,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. Based on this verbal agreement, the Partnership recognized a $28,000 adjustment to decrease the estimated net realizable value of the property at March 31, 2010.

        For the three months ended March 31, 2010 and 2009, the Partnership recognized adjustments of estimated values of ($18,488) and ($594), respectively, resulting from the application of the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.


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

       During the three months ended March 31, 2010, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $69,311 as a result of a decrease in the estimated net realizable value of a property and distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $40,367 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

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

         One of the Partnership's primary uses of cash is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the three months ended March 31, 2010 and 2009, the Partnership declared distributions of $42,929 for each period, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $42,500 and the General Partners received distributions of $429 for each period. During the first three months of 2010 and 2009, the Partnership distributed net sale proceeds of $41,311 and $40,367 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.16 and $2.11 per Limited Partnership Unit, respectively.

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

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds. However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows. If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

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


Dated:  May 12, 2010          AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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