Form 10-Q
period 2010-06-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2010-08-16
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2010

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

                              INDEX


Part I - Financial Information

 Item 1.   Financial Statements:

        Statement of Net Assets Available for Liquidation as of June 30, 2010 and December 31, 2009

        Statement of Liquidating Activities for the Periods ended June 30, 2010 and 2009

        Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2010 AND DECEMBER 31, 2009




                                                      2010          2009

ASSETS:
  Cash                                           $   754,663    $   850,895
  Investments in Real Estate                         620,600        648,600
                                                  -----------    -----------
          Total Assets                             1,375,263      1,499,495
                                                  -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                 4,077         11,739
  Distributions Payable                               42,929         42,929
  Unearned Rent                                            0          4,494
                                                  -----------    -----------
          Total Liabilities                           47,006         59,162
                                                  -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including  18,957 Limited Partnership
  Units outstanding                              $ 1,328,257    $ 1,440,333
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                  FOR THE PERIODS ENDED JUNE 30


                                    Three Months Ended     Six Months Ended
                                   6/30/10    6/30/09   6/30/10    6/30/09
SOURCES OF ADDITIONAL CASH:
  Rent                         $   18,555  $   26,677  $   32,645  $   55,173
  Interest Income                   1,915       1,902       3,931       4,144
                                ----------  ----------  ----------  ----------
       Total  Sources of
        Additional Cash            20,470      28,579      36,576      59,317
                                ----------  ----------  ----------  ----------
USES OF ADDITIONAL CASH:
  Partnership  Administration -
   Affiliates                      12,704      12,890      25,868      30,107
  Partnership Administration
   and Property Management  -
   Unrelated Parties               10,246       9,111      21,082      10,893
   Distributions Paid to Partners  42,929      42,929      85,858      94,441
                                ----------  ----------  ----------  ----------
       Total  Uses of
        Additional Cash            65,879      64,930     132,808     135,441
                                ----------  ----------  ----------  ----------
DECREASE IN NET ASSETS
  IN LIQUIDATION
   BEFORE  ADJUSTMENTS            (45,409)    (36,351)    (96,232)    (76,124)
                                ----------  ----------  ----------  ----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable Values of:
     Real Estate                        0    (128,000)    (28,000)   (128,000)
     Payable to AEI Fund
      Management, Inc.              2,609       2,856       7,662      (4,345)
     Distributions Payable              0           0           0       8,583
     Unearned Rent                     35        (116)      4,494      (2,092)
                                ----------  ----------  ----------  ----------
      Total Adjustment of
          Estimated Values          2,644    (125,260)    (15,844)   (125,854)
                                ----------  ----------  ----------  ----------
DECREASE IN NET ASSETS
   IN LIQUIDATION                 (42,765)   (161,611)   (112,076)   (201,978)

BEGINNING NET ASSETS
   IN LIQUIDATION               1,371,022   1,810,706   1,440,333   1,851,073
                                ----------  ----------  ----------  ----------
ENDING NET ASSETS
   IN LIQUIDATION              $1,328,257  $1,649,095  $1,328,257  $1,649,095
                                ==========  ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2010

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At June 30, 2010, the estimated real estate values were based upon a signed purchase agreement to sell one property and comparable sales of similar properties for the other three properties. At December 31, 2009, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

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

     During   the  first  six  months  of  2010  and  2009,   the
     Partnership distributed net sale proceeds of $84,077 and $73,978 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.39 and $3.87 per Limited Partnership Unit, respectively.

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

     In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. In August 2010, the parties entered into a written purchase agreement. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $480,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. Based on the letter of intent, the Partnership recognized a $28,000 adjustment to decrease the estimated net realizable value of the property at March 31, 2010.


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

        Effective October 1, 2007, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At June 30, 2010, the estimated real estate values were based upon a signed purchase agreement to sell one property and comparable sales of similar properties for the other three properties. Any changes in these estimates may cause material changes in the net assets in liquidation.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the six months ended June 30, 2010 and 2009, while in the liquidation phase, the Partnership recognized rental income of $37,139 and $53,081, respectively. In 2010, rental income decreased mainly as a result of a property sale. During the same periods, the Partnership recognized interest income of $3,931 and $4,144, respectively.

        For the six months ended June 30, 2010 and 2009, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $25,868 and $30,107, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,420 and $15,238, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

       In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. In August 2010, the parties entered into a written purchase agreement. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $480,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. Based on the letter of intent, the Partnership recognized a $28,000 adjustment to decrease the estimated net realizable value of the property at March 31, 2010.

        For the six months ended June 30, 2010 and 2009, the Partnership recognized adjustments of estimated values of ($15,844) and ($125,854), respectively, resulting from the application of the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

        During the six months ended June 30, 2010, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $112,076 mainly as a result of distributions paid to the Partners in excess of cash generated from operating activities and a decrease in the estimated net realizable value of a property. During the six months ended June 30, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $201,978 as a result of distributions paid to the Partners in excess of cash generated from operating activities and a decrease in the estimated net realizable value of property.

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

        For the six months ended June 30, 2010 and 2009, the Partnership declared distributions of $85,858 for each period, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $85,000 and the General Partners received distributions of $858 for each period. During the first six months of 2010 and 2009, the Partnership distributed net sale proceeds of $84,077 and $73,978 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.39 and $3.87 per Limited Partnership Unit, respectively.

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


Dated:  August 11, 2010       AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management  XVIII, Inc.
                              Its: Managing General Partner



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