Form 10-Q
period 2010-09-30
AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
filed 2010-11-12
CIK 840459

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2010

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


         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Statement of Net Assets Available for Liquidation as of September 30, 2010 and December 31, 2009

         Statement of Liquidating Activities for the Periods ended September 30, 2010 and 2009

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
            SEPTEMBER 30, 2010 AND DECEMBER 31, 2009




                                                    2010            2009

ASSETS:
  Cash                                          $   727,290    $   850,895
  Investments in Real Estate                        620,600        648,600
                                                 -----------    -----------
          Total Assets                            1,347,890      1,499,495
                                                 -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.               14,362         11,739
  Distributions Payable                              42,929         42,929
  Unearned Rent                                           0          4,494
                                                 -----------    -----------
          Total Liabilities                          57,291         59,162
                                                 -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 18,957 Limited
  Partnership Units outstanding                 $ 1,290,599    $ 1,440,333
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIODS ENDED SEPTEMBER 30


                                Three Months Ended       Nine Months Ended
                                9/30/10      9/30/09    9/30/10      9/30/09
SOURCES OF ADDITIONAL CASH:
  Rent                        $   18,611  $   24,505  $   51,256   $   79,678
  Interest Income                  1,846       1,850       5,777        5,994
                               ----------  ----------  ----------   ----------
     Total Sources of
      Additional Cash             20,457      26,355      57,033       85,672
                               ----------  ----------  ----------   ----------
USES OF ADDITIONAL CASH:
  Partnership Administration -
    Affiliates                     1,165      13,068      27,033       43,175
  Partnership Administration
    and Property Management  -
    Unrelated Parties              3,087       1,931      24,169       12,824
  Expenses Related to
   Sale of Real Estate               648           0         648            0
  Distributions Paid to Partners  42,930      42,930     128,788      137,371
                               ----------  ----------  ----------   ----------
      Total Uses of
        Additional Cash           47,830      57,929     180,638      193,370
                               ----------  ----------  ----------   ----------
DECREASE IN NET ASSETS
  IN LIQUIDATION
   BEFORE ADJUSTMENTS            (27,373)    (31,574)   (123,605)    (107,698)
                               ----------  ----------  ----------   ----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable values of:
     Real Estate                       0           0     (28,000)    (128,000)
     Payable to
      AEI Fund Management, Inc.  (10,285)       (481)     (2,623)      (4,826)
     Distributions Payable             0           0           0        8,583
     Unearned Rent                     0       2,092       4,494            0
                               ----------  ----------  ----------   ----------
      Total Adjustment of
         Estimated Values        (10,285)      1,611     (26,129)    (124,243)
                               ----------  ----------  ----------   ----------
DECREASE IN NET ASSETS
     IN LIQUIDATION              (37,658)    (29,963)   (149,734)    (231,941)

BEGINNING NET ASSETS
      IN LIQUIDATION           1,328,257   1,649,095   1,440,333    1,851,073
                               ----------  ----------  ----------   ----------
ENDING NET ASSETS
    IN  LIQUIDATION           $1,290,599  $1,619,132  $1,290,599   $1,619,132
                               ==========  ==========  ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI REAL ESTATE FUND XVIII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2010

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At September 30, 2010, the estimated real estate values were based upon subsequent sales of three properties and comparable sales of similar properties for the other property. At December 31, 2009, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

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

     During  the  first  nine  months  of  2010  and  2009,   the
     Partnership distributed net sale proceeds of $121,086 and $103,939 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.32 and $5.43 per Limited Partnership Unit, respectively.

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

     In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. Based on the letter of intent, the Partnership recognized a $28,000 adjustment to decrease the estimated net realizable value of the property at March 31, 2010. In August 2010, the parties entered into a written purchase agreement. For the nine months ended September 30, 2010, the Partnership incurred expenses related to the sale of property of $648. On October 28, 2010, the sale closed with the Partnership receiving net proceeds of approximately $480,000.

     On October 5, 2010, the Partnership sold its remaining 0.7606% interest in the Fuddruckers restaurant in Thornton, Colorado to an unrelated third party. The Partnership received net sale proceeds of approximately $4,000, which was equal to the property's estimated net realizable value.

     On October 5, 2010, the Partnership sold its remaining 7.5158% interest in the Tractor Supply store in Bristol, Virginia to an unrelated third party. The Partnership received net sale proceeds of approximately $121,600, which was equal to the property's estimated net realizable value.

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

        Effective October 1, 2007, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At September 30, 2010, the estimated real estate values were based upon subsequent sales of three properties and comparable sales of similar properties for the other property.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the nine months ended September 30, 2010 and 2009, while in the liquidation phase, the Partnership recognized rental income of $55,750 and $79,678, respectively. In 2010, rental income decreased mainly as a result of a property sale. During the same periods, the Partnership recognized interest income of $5,777 and $5,994, respectively.

        For  the  nine months ended September 30, 2010 and  2009,
while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $37,318 and $43,175, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,507 and $17,650, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

       In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. Based on the letter of intent, the Partnership recognized a $28,000 adjustment to decrease the estimated net realizable value of the property at March 31, 2010. In August 2010, the parties entered into a written purchase agreement. For the nine months ended September 30, 2010, the Partnership incurred expenses related to the sale of property of $648. On October 28, 2010, the sale closed with the Partnership receiving net proceeds of approximately $480,000.

       For the nine months ended September 30, 2010 and 2009, the Partnership recognized adjustments of estimated values of ($26,129) and ($124,243), respectively, resulting from the application of the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

         Management believes inflation has not significantly affected income from operations.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During the nine months ended September 30, 2010, while in the liquidation phase, the Partnership's Net Assets in
Liquidation decreased $149,734 mainly as a result of distributions paid to the Partners in excess of cash generated from operating activities and a decrease in the estimated net realizable value of a property. During the nine months ended
September 30, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $231,941 as a result of distributions paid to the Partners in excess of cash generated from operating activities and a decrease in the estimated net realizable value of property.

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

        On October 5, 2010, the Partnership sold its remaining 7.5158% interest in the Tractor Supply store in Bristol, Virginia to an unrelated third party. The Partnership received net sale proceeds of approximately $121,600, which was equal to the property's estimated net realizable value.

        On October 5, 2010, the Partnership sold its remaining 0.7606% interest in the Fuddruckers restaurant in Thornton, Colorado to an unrelated third party. The Partnership received net sale proceeds of approximately $4,000, which was equal to the property's estimated net realizable value.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2010 and 2009, the Partnership declared distributions of $128,788 for each period, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $127,500 and the General Partners received distributions of $1,288 for each period. During the first nine months of 2010 and 2009, the Partnership distributed net sale proceeds of $121,086 and $103,939 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.32 and $5.43 per Limited Partnership Unit, respectively.

        The rent from the Partnership's remaining property plus the interest earned on its cash reserve will not be sufficient to pay the Partnership's administrative expenses and the property management expenses related to the properties. Therefore, the Partnership will need to use a portion of its cash reserve to pay these expenses until the property is sold and the Partnership is liquidated. Future distributions declared, if any, prior to the final liquidating distribution, will also be paid from the cash reserve. The cash reserve should be adequate to meet the Partnership's obligations.

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


Dated:  November 10, 2010     AEI Real Estate Fund XVIII
                              Limited Partnership
                              By: AEI Fund Management XVIII, Inc.
                              Its: Managing General Partner



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